Form 10-K
period 1999-12-31
VANTAGEMED CORP
filed 2000-03-30
CIK 1099531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
           SECURITES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-29367

                            ------------------------

                             VANTAGEMED CORPORATION

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     68-0383530
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         3017 KILGORE ROAD, SUITE 195, RANCHO CORDOVA, CALIFORNIA 95670
                                 (916) 638-4744

         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 23, 2000, the aggregate market value of the outstanding shares of our common stock, held by non-affiliates was approximately $22,850,000, based upon $3.75, the average bid and ask price of our common stock as reported by the Nasdaq National Market on March 23, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                             OUTSTANDING AT
CLASS                                                        MARCH 23, 2000
-----                                                        --------------
Common stock...............................................    8,585,435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VANTAGEMED CORPORATION

                            ------------------------

                           INDEX AND CROSS REFERENCE

ITEM NUMBER                                                                   PAGE
-----------                                                                 --------
                                       PART I
Item. 1       Business....................................................      3
Item. 2       Properties..................................................     12
Item. 3       Legal Proceedings...........................................     13
Item. 4       Submission of Matters to a Vote of Security Holders.........     13

                                      PART II
              Market for Registrant's Common Equity and Related
Item. 5         Stockholders Matters......................................     14
Item. 6       Selected Financial Data.....................................     18
Item. 7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     19
              Forward-Looking Statements and Risk Factors.................     29
              Quantitative and Qualitative Disclosures About Market
Item. 7A        Risk......................................................     35
Item. 8       Financial Statements........................................     36
Item. 9       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................     66

                                      PART III
Item. 10      Directors and Executive Officers of VantageMed..............     66
Item. 11      Executive Compensation......................................     68
              Security Ownership of Certain Beneficial Owners and
Item. 12        Management................................................     75
Item. 13      Certain Relationships and Related Transactions..............     76

                                      PART IV
              Exhibits, Financial Statement Schedules, and Reports on
Item. 14        Form 8-K..................................................     77

              Signatures..................................................     79

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    VantageMed Corporation is a national provider of healthcare information systems and services distributed to over 10,000 customer sites through a network of 15 regional offices. Our suite of software products and services automates administrative, financial, clinical and management functions for physicians, dentists, other healthcare providers and provider organizations. Our software manages the patient data necessary to effectively integrate Internet-based solutions with the functions performed by our systems. Because of our existing relationships with our customers, we are uniquely positioned to manage their transition from legacy products to our Internet-enabled products and services. With the addition of Internet capabilities to our Windows-based products, we will increase our customers' access to information and their ability to communicate with numerous healthcare participants such as their patients, providers, third-party insurance payers, managed care organizations, pharmacies, and other ancillary service providers.

    We have acquired 26 healthcare information systems companies. We plan to strengthen our market position through the continued acquisition of established healthcare information systems companies. For the year ended December 31, 1999, 79% of our revenues were recurring, which we define as any revenues derived from an existing or acquired customer after the initial installation of the product, including revenues from sales of new products to existing customers. To increase recurring revenues, we are expanding our service offerings and migrating existing customers to our Windows-based, Internet-enabled products and services.

    Our installed customer base, software products and services, and Internet strategy have positioned us to address the information needs of healthcare providers through the development of an integrated technology solution.

THE VANTAGEMED SOLUTION

    We offer integrated Windows-based, Internet-enabled healthcare information systems that reduce the impact of growing economic pressures, administrative burdens and increased information requirements now faced by healthcare providers and physician organizations. Our products enable our customers to access and process information more efficiently and reliably, reduce staff time, and more effectively meet the challenges of healthcare cost containment. With our established distribution network, we are well-positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

    Our objective is to expand our market share and increase our recurring revenues in order to strengthen our position as one of the leading suppliers of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

    - OFFERING WINDOWS-BASED, INTERNET-ENABLED PRODUCTS AND SERVICES. These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market.

    - OFFERING PRODUCT MIGRATION ALTERNATIVES. We enable our current and future customers to move from their existing legacy technology products to our Windows-based, Internet-enabled products and services.

    - STRENGTHENING OUR NATIONAL DISTRIBUTION NETWORK. Through the continued acquisition of established healthcare information systems companies in regional markets where we can gain critical mass, we are expanding our customer base and broadening our market reach.

    - CROSS-SELLING OUR PRODUCTS AND SERVICES TO EXISTING CUSTOMERS AND PURSUING NEW CUSTOMERS. With over 10,000 customer sites, we have the ability to generate significant growth by cross-selling additional products and services, including ongoing maintenance support and electronic transaction services, to our installed customer base. These services are important sources of recurring revenues. We believe that our strong relationships with our customers position us to be the vendor of choice within our client base and to obtain access to new customers through referrals.

    - FORMING INTERNET AFFILIATIONS. By leveraging the systems capabilities of our Internet-enabled products, we intend to provide the primary interface to the Internet for our customers. We have developed affiliations with on-line drugstores, medical and office supply companies and an Internet service provider. We intend to form additional affiliations to provide a full range of services for clinical, administrative and electronic commerce functions.

PRINCIPAL PRODUCTS

    We classify our software products as either "Windows-based" or "legacy." Our Windows-based products are the primary products currently offered to our new customers and are the focus of our on-going product development efforts. Our suite of Windows-based products includes Ridgemark, eMCee, eMCee Connect, ChartKeeper, Therapist Helper and DentalMate. With the exception of DentalMate and ChartKeeper, each of these products is Internet-enabled. Our Windows-based products provide our customers with software designed to automate administrative, financial, clinical and other practice management and managed care functions. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms. These products can accommodate from one to hundreds of healthcare providers and users.

    As a result of our acquisitions, we support a number of legacy systems. These systems operate on variations of UNIX or DOS-based platforms and generally lack the most advanced features of our Windows-based products. We currently have 30 legacy products. Although we do not actively market our legacy products, these systems provide on-going revenues derived from support services, software and hardware upgrades, electronic transaction services and new system sales. Approximately 59% of our customer sites use our Windows-based products, while approximately 41% use one or more of our legacy products. We are in the process of migrating customers from the legacy systems to our Windows-based products and believe this represents a significant sales and marketing opportunity.

    We have designed our products to enable our customers to easily transition from their legacy systems to Windows-based products and services. The features, functions and targeted customers of our Windows-based products and services are described below.

                         INTERNET-        FEATURES AND FUNCTIONS
PRODUCTS AND SERVICES     ENABLED    TYPE OF PRACTICE OR ORGANIZATION        PRIMARY CUSTOMER
---------------------   -----------  --------------------------------  -----------------------------
Ridgemark                   Yes      Scheduling, billing, patient      Primary and specialty medical
                                     registration, electronic claims,  practices.
                                     reporting.

eMCee                       Yes      Member tracking, patient          Managed healthcare
                                     eligibility and authorizations,   organizations and physician
                                     referral tracking, claims         associations contracted with
                                     adjudication, utilization         third-party payers,
                                     review, risk and contracting      traditionally referred to as
                                     analysis.                         Management Services
                                                                       Organizations (MSOs),
                                                                       Independent Physician
                                                                       Associations (IPAs) and
                                                                       Physician Hospital
                                                                       Organizations (PHOs).

eMCee Connect               Yes      Internet access to member         MSOs, IPAs and PHOs.
                                     demographics, patient
                                     eligibility and referrals,
                                     authorization and claim payment
                                     status.

ChartKeeper                Under     Electronic storage and tracking   Medium to large medical
                        development  of patient charts, transcription  groups.
                                     notes, document imaging,
                                     security and authentication and
                                     electronic chart distribution.

Therapist Helper            Yes      Patient registration,             Psychologists and behavioral
                                     scheduling, billing, managed      health practitioners.
                                     care tracking, electronic claims
                                     and reporting. Palm
                                     Pilot-enabled.

DentalMate                 Under     Scheduling, billing,              General dental practices.
                        development  registration, electronic claims,
                                     charting, digital camera and
                                     x-ray.

    The Internet is emerging as a means of delivering management information services to customers from off-site computer operation centers, known as an Application Service Providers, or ASPs. Although our products are primarily installed at customer sites, we intend to offer our customers the opportunity to outsource the maintenance and operation of our products and services through an ASP operated by us. Customers will be able to use our ASP for all or a portion of their information technology and related business service needs. Our ASP alternative will expand the type of information services we can offer our customers. We already offer an ASP alternative over private communications networks with our on-line service business. This experience, combined with the capabilities of Internet-enabled products under development, will enable us to quickly develop an Internet-based ASP.

OUR INTERNET STRATEGY

    We believe that most of the clinical and financial problems facing healthcare providers require solutions that integrate Internet functionality with software systems that support the management of healthcare practices. Our Internet strategy is to provide a full range of Windows-based, Internet-enabled products and services that reduce inefficiencies and expand the quality and scope of information exchanged between healthcare participants. This strategy is designed to:

    - link information systems in medical offices with third-party insurance payers and other healthcare management organizations to improve the flow of information;

    - provide integrated Internet access for healthcare providers through our suite of software products;

    - enhance the value of information collected and managed by our customers;

    - expand access to our information systems through our ASP;

    - allow healthcare providers to deliver information and services to patients over the Internet; and

    - facilitate electronic commerce for both commercial and consumer use within the healthcare delivery system.

    As described in the following table, many clinical and administrative functions are poorly automated and require manual processing. The following table describes the Internet opportunities we are pursuing which will enable healthcare providers to communicate interactively with their patients and related healthcare entities through the Internet.

                         CURRENT DELIVERY       SERVICE PROBLEMS       INTERNET STRATEGY         VALUE-ADDED
                       ---------------------  ---------------------  ---------------------  ---------------------
CLINICAL FUNCTIONS

Prescription Ordering  Paper and telephone    Time consuming,        E-mail or access       Access to patient
                                              accuracy, patient      pharmacy order system  education site and
                                              satisfaction, drug                            improved accuracy
                                              interaction

Patient Chart          Handheld recorder      Time consuming, labor  Browser-based          Wireless hand-held
  Dictation            with transcriber       intensive              recorder with          browser
                                                                     internet
                                                                     transcription service

Laboratory Orders and  Paper, fax or printer  Time consuming,        Access laboratory and  Patient and hospital
  Results                                     errors, misplaced      store data on patient  system Internet
                                              documents              chart system           access

Patient Education      Paper                  Accuracy, manual       Internet search and    Query system database
                                              storages, maintenance  health-related web     to identify patients
                                                                     sites                  by disease,
                                                                                            prescriptions,
                                                                                            demographics, etc.

Doctor On-Call         Telephone or paper     Lack of familiarity    Remote access to       Access from hand-held
                                              with patient           patient chart          or portable devices

ADMINISTRATIVE FUNCTIONS

Patient Appointment    Telephone or none      Time consuming,        Send e-mail to         Attach patient
  Reminder                                    missed appointments    patients through the   education or visit
                                                                     scheduling system as   instructions and
                                                                     a reminder of future   forms; patient
                                                                     appointments           directed access to
                                                                                            scheduler

Patient Billing and    Mail                   Time consuming,        Send e-mail with       Enable consumer
  Statements                                  potential errors,      billing statements to  payment of
                                              cash management        patients from the      outstanding bills via
                                              delays                 billing system         credit card
                                                                                            acceptance

Billing to Insurance   Telephone, electronic  Time consuming, data   Access electronic      Provide patient and
                       or paper               errors, patient        claims clearinghouse;  doctor access to
                                              eligibility and        access benefit         claim status
                                              benefits not verified  systems to determine
                                                                     benefit status

Insurance Remittance   Check or paper         Delays in payment and  Receive electronic     Electronically
  Advice                                      time consuming to      file and post to       receive and post
                                              post payments          accounts receivable    funds
                                                                     system

Verification of        Telephone              Ineligible patients    Access benefit plans   Verify through the
  Patient Eligibility                         scheduled and          before patient visit   Internet at time of
  and Benefits                                services are rendered                         appointment
                                              without knowing
                                              benefits

Authorization of       Telephone, fax or      Delays in patient      Electronically send    Automatic approval of
  Additional Medical   mail                   care, time consuming   and receive            standard
  Services                                                           authorizations         authorization
                                                                                            requests

                         CURRENT DELIVERY       SERVICE PROBLEMS       INTERNET STRATEGY         VALUE-ADDED
                       ---------------------  ---------------------  ---------------------  ---------------------
ELECTRONIC COMMERCE AND
  OTHER FUNCTIONS

Prescription Refill    Paper or telephone     Time consuming,        E-mail or access       Access to patient
                                              accuracy, and drug     pharmacy order system  education site
                                              interaction

Medical Supplies       Telephone or fax       Time consuming,        Access supplier Web    Search for low cost
  Ordering                                    costly                 sites to order         products, volume
                                                                     supplies               purchasing
                                                                                            opportunities

Office Supplies and    Telephone or fax       Time consuming and     Access supplier web    Search for low cost
  Services                                    costly                 sites to order         products and volume
                                                                     supplies               purchases

ELECTRONIC SERVICES

    Our products enable electronic data interchange, or EDI functions. EDI can improve a healthcare practice's cash flow by enabling more cost-efficient processing of patient statements, accurate and timely submission of claims to third-party payers, and more rapid receipt of payer reimbursements. Our EDI services currently include the following:

    ELECTRONIC CLAIMS SUBMISSION. Electronically submits insurance claims from practices to payers, either directly or through an independent national clearinghouse.

    ELECTRONIC PATIENT BILLING. Electronically submits patient billing information from practices by dial-up modem to either our printing center or to an independent national clearinghouse which processes, prints and mails invoices and provides billing reports to the practice.

    ELECTRONIC PAYMENT REMITTANCE. Electronically remits insurance payments and automatically posts explanation of benefits into the practice management system.

    PATIENT INSURANCE VERIFICATION. Electronically accesses insurance and managed care plans to determine a patient's eligibility and benefits.

    We generate revenues by providing these electronic services on a per transaction or flat monthly fee basis. With the implementation of our central claims clearinghouse service, we have added nearly 400 customers in less than one year who submit claims on a recurring basis and are charged transaction and/or flat fees for these electronic services. We have started to convert our customers to our internal clearinghouse service to improve the quality of information, increase the level of customer service, and generate additional revenues. We offer additional EDI services such as eligibility verification, referral authorization, and claims status services through our Internet-enabled product eMCee Connect.

SUPPORT SERVICES

    We believe that customer satisfaction with support and services is critical to our on-going success. The scope of our support services includes software and hardware installation, training, software maintenance, data conversion, network support and hardware maintenance. To achieve a higher level of customer satisfaction, many of these services are performed at the customer's site. Our technical service is organized by regional office, product, and practice specialty. In addition to providing on-site training for certain of our product lines, we maintain classroom-based training facilities in 10 locations throughout the U.S. We publish periodic newsletters and sponsor user group conferences. These forums provide the user with current information and provide us with an opportunity to demonstrate new products.

    We provide our customers with on-going software support and services under monthly and annual agreements that typically have automatically renewable terms. These agreements provide for help desk support, software maintenance, and remote diagnostics. We plan to provide customer support and services through a wide area voice and data network which enables automated call distribution of customer calls from any location to the appropriate support person. As of December 31, 1999, our customer service and support groups consisted of 198 employees, representing approximately 50% of our total employee base.

HARDWARE AND SUPPLIES

    In many cases, the sale of our software products is combined with the sale of hardware systems and installation services. In addition, because many medical practices require additional hardware as their practices grow, we sell computers and other peripherals as part of our product offerings. We typically receive installation and on-going maintenance revenues as a result of these hardware sales.

PRODUCT DEVELOPMENT

    As of December 31, 1999, our product development organization consisted of 72 employees. We focus our product development efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. This common architecture, based upon the latest Microsoft tools, gives our products the capability to simultaneously operate on different systems such as standard desktop computers or less sophisticated and lower cost workstations using standard Internet browsers.

    Our development teams are organized by product. Each product team has a product manager, a project manager and various developers. Our quality assurance and testing teams follow established guidelines in all phases of development. Subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from end users and our sales teams. Project management tools, project scheduling and distribution of technical and training notes are managed through our corporate intranet.

PRIVACY ISSUES

    Because our products and services are utilized to transmit and manage highly sensitive and confidential medical information, we must address the security and confidentiality concerns of our customers and of patients and consumers. To enable the use of our products and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology includes:

    - password security that requires a password to access our software;

    - user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access such individual will have;

    - encryption of data transmitted over private networks, where we control access to the network and public networks where use is shared with the public, including over the Internet; and

    - use of a mechanism for preventing outsiders from improperly accessing private data resources on our network, commonly referred to as a "firewall".

    The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

    Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

    - providing each employee with an employee handbook explaining practices and procedures for handling confidential medical information;

    - monitoring employee activities to ensure compliance with the standards set forth in our employee handbook;

    - using individual user names and passwords for each employee handling electronic data; and

    - requiring employees who handle confidential data to sign confidentiality agreements.

    We monitor proposed regulations that might effect our software products and services, in order to ensure that we are in compliance with such regulations when and if they are affected.

SALES AND MARKETING STRATEGY

    Although we are a national company, we manage our sales and marketing efforts to serve our customers on both a regional and national basis. This allows us to meet the unique needs and expectations of each customer. Organized by specialty practice area and product line, the members of our sales force focus on maintaining strong customer relationships within regional markets to build recurring revenues. Within our existing customer base, we promote and sell system upgrades, maintenance services, add-on software modules and electronic data interchange services. Our sales force focuses on cross-selling to existing customers as well as attracting new customers.

    As a result of our acquisition strategy, we have acquired a number of qualified sales personnel with strong experience and customer relationships in the regions they serve. As of December 31, 1999, we had 47 sales and marketing personnel, including national sales managers, regional sales specialists and direct sales representatives.

ACQUISITION INTEGRATION

    Our infrastructure has been designed to support the acquisition and integration of targeted businesses. An acquisition team, which includes key members of our management and technical staff, identifies acquisition targets, performs due diligence investigations and negotiates the terms of each acquisition. An integration team, which includes key operational personnel, works with each acquired company to identify and complete the various post-acquisition tasks of integration, including incorporation of desired product features into our products and consolidation of administrative and financial functions.

    Operating systems and procedures are typically integrated within 30 days of the close of an acquisition. We rapidly standardize the reporting of newly acquired companies to minimize the time and expense associated with financial integration.

    As part of our integration process, we facilitate communications with acquired businesses through our corporate intranet and software systems. Our corporate intranet connects our regional offices and provides up-to-date and complete information on our policies and procedures, product descriptions, and administrative functions along with full e-mail and contact management.

    We believe that our existing infrastructure and our integration practices and procedures effectively position us to continue the acquisition of new companies as such opportunities arise.

COMPETITION

    The healthcare information systems market is highly competitive on both a regional and a national level. We believe that the primary competitive factors in this market are:

    - service and support;

    - price;

    - product features, functionality and ease of use;

    - ongoing product enhancements; and

    - reputation and stability of the seller.

    We believe that our principal competitive advantage stems from our offerings of feature-rich products based on an open system architecture designed to meet our customers' needs, our substantial installed customer base, our focus on customer support and training programs and our network of offices.

    Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as Medical Manager Corporation, Physician Computer Network, Inc., Infocure Corporation, Medic Computer Systems, Inc., IDX Systems Corporation, CyCare, a division of McKessonHBOC, Quality Systems, Inc., Dentrix Dental Systems, Inc., and National Data Corporation. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

INTELLECTUAL PROPERTY

    Our success is dependent, in part, on our ability to protect our proprietary software and confidential information from unauthorized use and disclosure. We rely on a combination of trade secrets, common law intellectual property rights, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights in our intellectual property and confidential information. We do not own any patents on our products. Employees and technical consultants and contractors are required to execute agreements with us providing for the confidentiality of information and the assignment to us of all proprietary rights. The legal protections afforded to us or the steps taken by us may not be adequate to prevent misappropriation of our technology and confidential information. In addition, these protections do not prevent independent third-party development of competitive products or services. We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future and any such assertion may require us to enter into a license agreement or royalty arrangement with the party asserting the claim. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and could seriously harm our business.

GOVERNMENT REGULATION

    The confidentiality of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. Regulations governing the electronic transmission of patient medical information are evolving rapidly and are often unclear and difficult to apply.

    HIPAA was enacted on August 21, 1996 and required the Secretary of Health and Human Services to adopt national standards for the transmission of certain types of patient medical information and the data elements used in such transmissions, and to adopt standards to ensure the integrity and confidentiality of such information.

    On November 3, 1999, the Secretary promulgated proposed regulations designed to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We do not know if these regulations will be adopted in their present form, a different form, or at all. However, if these regulations are adopted, authorization may be required before identifiable patient information could be electronically transmitted to third parties for any purpose other than treatment, payment or health care operations which include such activities as quality assessment, verification of a healthcare providers credentials, insurance rating, peer review, fraud and abuse compliance review and document production for use in civil or criminal legal proceedings. These regulations also would require that we enter into agreements with certain of our customers governing the dissemination of such information and would require that holders or users of such information implement specified security measures. We continue to monitor HIPAA activity and are prepared to incorporate any changes to our software products or our operations that are necessary to ensure compliance.

    The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. We believe that our healthcare information systems products are not medical devices currently subject to FDA regulation. However, FDA regulations are constantly changing and the FDA may promulgate regulations, or interpret current regulations in a way that would cover our products. In addition, we may develop products that subject us to FDA regulation. Compliance with FDA regulations could substantially increase our cost of doing business and may limit the extent of our planned product development.

    The Federal Drug Enforcement Agency has promulgated regulations that may prohibit a pharmacy from the initial dispensing and/or refilling of certain controlled substances through an electronically transmitted prescription. A violation of these regulations may result in civil and criminal penalties. Such regulations may limit the scope of our planned prescription ordering and refill functions.

EMPLOYEES

    As of December 31, 1999, we employed 397 persons, including 47 in sales and marketing, 198 in customer support services, 72 in product development and 80 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 2.  PROPERTIES

    The Company currently lease on a month-to-month basis approximately 13,500 square feet at our principal executive and corporate headquarters at 3017 Kilgore Road, Rancho Cordova, California. Management is currently evaluating the adequacy of its Headquarters. We also lease space at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2005. Management believes that these regional facilities are adequate for its current operations, and additional leased space can be obtained as needed.

ITEM 3.  LEGAL PROCEEDINGS

    Beginning on March 13, 2000, a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933. As of this date, VantageMed is aware of four virtually identical actions, all filed in the United States District Court for the Eastern District of California, the first of which is entitled Zinno v. The VantageMed Corporation, et. al., No. CIV.S-00-0523 MLS DAD. The Company expects that all will be consolidated into a single action.

    Plaintiffs in the four actions purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 initial public offering. The complaints allege that VantageMed's S-1 Registration Statement and Prospectus contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its Ridgemark product, and did not state that sales of its eMCee product would be lower than expected.

    The proceeds are in the early stages, and no prediction can be made as to the outcome. The Company believes these actions are without merit and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On or about December 30, 1999, in preparation of the Company's initial public offering, shareholders of record at the close of business on November 22, 1999 were entitled to vote, by Written Consent, for the approval of the following proposals:

    1. To restate the Company's Certificate of Incorporation to effectuate a 1 for 3 reverse stock split and to implement various anti-takeover defenses;

    2.  To amend and restate the Company's Bylaws;

    3. To approve an amendment to the Company's 1998 Stock Option/Stock Issuance Plan and to increase the number of shares available for grant under the Plan from 800,000 to 1,000,000 shares;

    4. To approve the adoption of the form of indemnity agreement to be executed by the Company and its directors, officers and key employees. These share votes represent pre-split shares.

       Votes for: 8,388,042

       Votes against: -0-

       Abstentions: 6,846,110

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

    VantageMed's common stock has been quoted on the Nasdaq National Market since February 15, 2000 and currently trades under the symbol "VMDC." The following table sets forth the high and low of the average daily bid and asks prices for our common stock as reported by Nasdaq for the periods indicated:

PERIOD                                                       HIGH ($)   LOW ($)
------                                                       --------   --------
2000--First Quarter
  (from February 15 through March 23, 2000)................   $15.00     $3.50

    The number of record holders of our common stock as of March 23, 2000 is approximately 2,719. We believe that the number of beneficial owners of our common stock at that date was substantially greater since many such shares are held by brokers and other institutions on behalf of stockholders.

    We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    The following is a summary of transactions during 1999 involving sales of our securities that were not registered under the Securities Act.

 (1) In April 1999, we acquired the assets of Acrotrex Corporation in exchange for the issuance of 53,958 shares of its Common Stock to Acrotrex at a value of $9.60 per share, plus a promissory note in principal amount of $73,000. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by
     Section 3(b) and Rule 504 under the Securities Act.

 (2) In April 1999, we acquired the outstanding shares of Civitec Healthcare Computers, Inc. in exchange for the issuance of 88,667 shares of its Common Stock to the stockholders of Civitec at a value of $9.60 per share, plus promissory notes in aggregate principal amount of $408,000 and approximately $127,000 in cash. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (3) In May 1999, we acquired the outstanding shares of Medical Software Solutions, Inc. in exchange for the issuance of 85,156 shares of its Common Stock to the stockholders of Medical Software Solutions at a value of $9.60 per share, plus a promissory note in the principal amount of $460,000. The shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 3(b) and Rule 504 under the Securities Act.

 (4) In June 1999, we acquired the assets of Metropolitan Information
     Systems, Inc. in exchange for the issuance of 17,605 shares of its Common Stock to Metropolitan Information Systems at a value of $9.60 per share, plus a promissory note in the principal amount of $33,000. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 3(b) and Rule 504 under the Securities Act.

 (5) In July 1999, we acquired the outstanding shares of Care Information Systems, Inc. in exchange for the issuance of an aggregate of 47,751 shares of its Common Stock a value of $9.60 per share and promissory notes in the aggregate of $142,096 to the stockholders of Care Information Systems. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 3(b) and Rule 504 under the Securities Act.

 (6) In July 1999, we acquired the assets of Brand Software, Inc. in exchange for the issuance of 20,000 shares of Series B Preferred Stock and 160,804 shares of Common Stock to Brand Software, Inc., an accredited investor. The Common shares were valued at $9.60 per share and the Series B Preferred shares were valued at $12.00 per share. In addition, fully vested outstanding options of Brand Software, Inc were converted into fully vested 25,837 VantageMed stock options and 41,669 additional VantageMed stock options were issued. These shares were issued under Section 4(2) of and Regulation D under the Securities Act in a transaction not involving a public offering.

 (7) In August 1999, we acquired the outstanding shares of Mariner
     Systems, Inc. in exchange for the issuance of an aggregate of 857,554 shares of its Common Stock to the stockholders of Mariner Systems at a value of $11.10 per share, plus a promissory note in the principal amount of $190,000, a designee of Friedle Corporate Finance, an accredited investor, and options to purchase an additional 80,611 shares of its common stock to the employees and directors of Mariner Systems. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act. We also issued warrants for 30,000 shares exercisable at a price of $11.10 per share to Pine, Inc. in consideration for assistance with the acquisition of Mariner Systems, Inc. The warrents were issued to an accredited investor pursuant to Section 4(2) of the Securities Act.

 (8) In August 1999, we acquired the assets of Logos Systems, Inc. in exchange for the issuance of an aggregate of 83,645 shares of its Common Stock to Logos Systems at $9.60 per share and the assumption of $741,000 of liabilities of Logos Systems. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (9) In September 1999, we acquired the assets of Health Information Network in exchange for the issuance of an aggregate of 10,417 shares of its Common Stock to stockholders of Health Information Network at a value of $9.60 per share plus a promissory note for $300,000 to Health Information Network. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (10) In October 1999, we issued a convertible promissory note in an aggregate principal amount of $180,000 to a designee of Friedli Corporate Finance. The note was issued to an accredited investor pursuant to Section 4(2) of the Securities Act.

 (11) In October 1999, we issued a secured convertible promissory note through Friedli Corporate Finance, an accredited investor, in an aggregate principal amount of $3,000,000 and warrants for 13,333 shares exercisable at a price equal to 60% of the initial price of shares of the Company's common stock sold in the IPO. The notes and warrants were issued pursuant to Section 4(2) of the Securities Act.

 (12) In October 1999, we acquired the assets of Pepware Software, Inc. in exchange for the issuance of an aggregate of 20,000 shares of its Common Stock at a value of $15.75 per share and a promissory note for $50,000 to Pepware Software. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by
      Section 4(2) under the Securities Act.

 (13) In October 1999, we acquired the assets of CSS, Inc. in exchange for the issuance of an aggregate of 71,089 shares of its Common Stock at a value of $15.75 per share and $230,000 cash to the stockholders of CSS. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (14) In October 1999, we acquired the assets of Data Decisions, Inc. in exchange for the issuance of an aggregate of 138,958 shares of its Common Stock at a value of $15.75 per share, $78,000 in cash and promissory notes in principal amount of $222,000 to the stockholders of Data Decisions. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (15) In October 1999, we acquired the assets of Computerized Doctors
      Systems, Inc. in exchange for the issuance of 113,413 shares of its Common Stock, 17,756 of stock options, and $500,000 in cash to the stockholder of Computerized Doctors Systems. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act.

 (16) In October 1999, we acquired the assets of Medical Digital Technologies, Inc. in exchange for the issuance of 96,491 shares of its Common Stock at as value of $15.75 per share, $600,000 in cash and a promissory note for $500,000 to the stockholders of Medical Digital Technologies. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by
      Section 4(2) under the Securities Act.

 (17) In 1999, we granted options to purchase an aggregate of 206,296 shares of Common Stock to directors, employees and consultants with exercise prices ranging from $7.50 to $9.99 per share pursuant to VantageMed's 1998 Stock Option/Stock Issuance Plan. These options were issued without registration under the Securities Act pursuant to the exemption afforded by Rule 701 under the Securities Act.

 (18) From January 1999 through August 1999, we issued a net aggregate of 73,317 shares of its Common Stock to accredited investors at $7.50 per share for a total of $654,000 in cash. These shares were issued under Section 4(2) of and Regulation D under the Securities Act solely to accredited investors in transactions not involving a public offering.

 (19) In December 1999, a convertible promissory note in the aggregate principal amount of $180,000 through Friedli Corporate Finance was converted into 16,216 shares of VantageMed common stock, valued at $11.10 per share.

 (20) On November 22, 1999, Registrant's Board of directors approved a 1-for-3 reverse stock split of its outstanding Common Stock, which is reflected in items (1) through (19) above.

    In the acquisitions discussed above we issued Common Stock to the stockholders of the acquired companies in isolated, private transactions structured with various combinations of common stock, preferred stock, promissory notes and cash following meaningful negotiations. We provided potential stockholders with a then current 40-page disclosure statement that included among other things a complete description of the Registrant's business, risk factors, financial statements and management's discussion and analysis of financial conditions and results of operations. Neither the Company nor any person acting on the Company's behalf offered or sold such Common Stock by any form of general solicitation or general advertising.

    We took reasonable care to assure, including through the use of investor questionnaires and subscription agreements, (i) that purchasers were acquiring the capital stock for their own account, for investment purposes only, and not with a view to resale, (ii) that purchasers received written disclosure that such capital stock was not registered under the Securities Act and could not be resold without registration (or an available exemption therefrom), and
(iii) that all certificates representing shares of Registrant's capital stock included a legend setting forth the above restrictions on transfer.

USE OF PROCEEDS

    In February 2000, VantageMed Corp. completed an initial public offering ("IPO") of 3 million shares of its common stock. Advest, Inc. and J.C. Bradford & Co. acted as managing underwriters. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the

Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. We paid an aggregate of approximately $2,520,000 in underwriting discounts and commissions. In addition, the following table itemizes the expenses incurred in connection with the offering:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Securities and Exchange Commission registration fee.........      $   11
National Association of Securities Dealers, Inc. filing
  fee.......................................................           4
Nasdaq National Market listing fee..........................          73
Accountants' fees and expenses..............................       1,250
Legal fees and expenses.....................................         575
Transfer Agent's fees and expenses..........................          10
Printing and engraving expenses.............................         332
Miscellaneous...............................................         203
                                                                  ------
    Total Expenses..........................................      $2,458
                                                                  ======

    None of the amounts shown were paid directly or indirectly to any director or officer of VantageMed or their associates, persons owning 10 percent or more of any class of equity securities of VantageMed or an affiliate of VantageMed.

    After deducting the underwriter's discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately
$33.48 million. In February, 2000 we used $3,539,000 of these net proceeds to repay outstanding principal and interest due on 20 promissory notes. Also in February, 2000 we used $67,000 of net proceeds to repay deferred compensation and applicable bonuses for our executive officers through December 31, 1999. Additionally, out of working capital, we paid $61,000 of deferred compensation and applicable bonuses for January 2000 for our executive officers and $93,000 of deferred compensation for other management members who elected to defer payment during the time period from December 1999 through January 2000.

                                                               APPROXIMATE
                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
For potential acquisitions..................................     $ 8,000
For increased product development activities................       3,000
For increased sales and marketing activities................       3,000
For working capital and other general corporate purposes....      13,262
                                                                 -------
                                                                  27,262
                                                                 =======

    Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in this Form 10-K. The consolidated statement of operations for the years ended December 31, 1997, 1998, and 1999, and the consolidated balance sheets at December 31, 1998, and 1999 have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this document.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                    1995       1996       1997        1998         1999
                                                  --------   --------   --------   -----------   --------
                                                                                   RESTATED(2)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software and systems..........................   $2,051     $2,056     $2,800      $ 3,943     $  9,429
  Customer support and electronic services......    1,623      1,874      2,448        5,430        9,983
                                                   ------     ------     ------      -------     --------
    Total revenues..............................    3,674      3,930      5,248        9,373       19,412
Operating Costs and Expenses:
  Software and systems..........................    1,060      1,181      1,274        2,146        4,078
  Customer support and electronic services......      796        981      1,200        3,606        6,226
  Selling, general and administrative...........    1,250      1,209      2,566        4,706       10,382
  Product development...........................      280        287        441        1,500        4,120
  Depreciation and amortization.................       50        141        376        1,445        3,873
                                                   ------     ------     ------      -------     --------
    Total operating costs and expenses..........    3,436      3,799      5,857       13,403       28,679
Income (Loss) From Operations...................      238        131       (609)      (4,030)      (9,267)
Interest income (expense), net..................       40         16        (20)        (207)        (948)
Income (Loss) Before Income Taxes...............      278        147       (629)      (4,237)     (10,215)
Provision (benefit) for income taxes............       58         64       (195)          --           --
NET INCOME (LOSS)...............................   $  220     $   83     $ (434)     $(4,237)    $(10,215)
Basic earnings (loss) per share.................   $ 1.05     $ 0.07     $(0.27)     $ (1.96)    $  (3.13)
Diluted earnings (loss) per share(1)............   $ 0.97     $ 0.07     $(0.27)     $ (1.96)    $  (3.13)
Weighted-average shares-basic...................      210      1,255      1,620        2,158        3,262
Weighted-average shares-diluted(1)..............      227      1,272      1,620        2,158        3,262

                                                                       AS OF DECEMBER 31,
                                                     -------------------------------------------------------
                                                       1995       1996       1997        1998         1999
                                                     --------   --------   --------   -----------   --------
                                                                                      RESTATED(2)
CONSOLIDATED BALANCE SHEET DATA:
Net working capital................................    $ 83      $ 251      $  106      $(4,563)    $(8,012)
Total assets.......................................     923        993       5,165       11,051      36,464
Long-term debt, net of current portion.............      --         --       1,501        1,721       2,639
Series A-1 preferred stock.........................      --         --          --           --           2
Series B preferred stock...........................      --         --          --           --          --
Accumulated earnings (deficit).....................     116        199        (267)      (4,578)    (14,793)
Total stockholders' equity (deficit)...............     183       (293)      2,242        2,918      20,492

------------------------

(1) Common equivalent shares from preferred stock, stock options, warrants and convertible notes have been excluded from the computation of diluted earnings (loss) per share in all loss periods, as their effect is antidilutive.

(2) Restated, see Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS FOR A NUMBER OF REASONS, INCLUDING THOSE DISCUSSED UNDER "FORWARD-LOOKING STATEMENTS AND RISK FACTORS" AND ELSEWHERE IN THIS DOCUMENT.

    YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. YOU SHOULD CAREFULLY REVIEW THE RISKS DECLARED IN THE PROSPECTUS FILED ON FEBRUARY 15, 2000. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING, STATEMENTS, WHICH SPEAK ONLY AS OF DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

OVERVIEW

    VantageMed is a national provider of healthcare information systems and services. Our strategy is to continue to expand our national distribution network through the acquisition of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to continue to grow our recurring revenues through additional acquisitions and the migration of current customers from legacy systems to our Windows-based, Internet-enabled software products and Internet and electronic services, while at the same time continuing to expand both our market penetration and product offerings.

    Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash.

    We derive revenues from two sources: software and systems; and customer support and electronic services. Software and systems revenues result from the licensing of our proprietary software, as well as third-party software, computer hardware and supplies. The third-party software is primarily desktop operating systems and standard communication/security software. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing, electronic statement printing and mailing.

    Our revenues include both recurring and non-recurring revenues. We define recurring revenues as any revenues derived from an existing or acquired customer after the initial installation of the product and revenues generated from sales of new products to existing customers. We consider our non-recurring revenues to be revenues generated on sales to new customers. We expect the mix of recurring and non-recurring revenues to fluctuate because of our acquisition activities and our ability to sell our products to new customers. Over time, we believe that recurring revenues will continue to represent a large portion of our overall revenues. Recurring revenue is not a measurement defined by generally accepted accounting principles (GAAP) and should not be considered an alternative to, or more meaningful than, revenues as defined by GAAP. All companies do not calculate recurring revenues in the same manner or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included information concerning recurring revenues because we believe recurring revenues provides useful information regarding our overall revenue mix.

    Cost of revenues consists primarily of the costs of software and computer hardware products sold to customers and associated shipping costs, third-party costs for supplies and electronic services and salary and benefit costs for employees performing customer support. Selling, general and administrative expenses include the salaries, commissions and benefits of sales staff, executive and administrative personnel costs, advertising and promotional materials costs and travel, communications, facilities, insurance and other administrative expenses. Product development expenses are primarily payroll and related costs to develop new products and enhance existing products.

                       BUSINESS SEGMENT GROSS PROFIT DATA
                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                1996       1997       1998       1999
                                              --------   --------   --------   --------
SOFTWARE AND SYSTEMS:
  Revenues..................................   $2,056     $2,800     $3,943     $9,429
  Cost of revenues..........................    1,181      1,274      2,146      4,078
                                               ------     ------     ------     ------
  Gross profit..............................   $  875     $1,526     $1,797     $5,351
                                               ======     ======     ======     ======
  Gross profit percentage...................     42.6%      54.5%      45.6%      56.8%

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                1996       1997       1998       1999
                                              --------   --------   --------   --------
CUSTOMER SUPPORT AND ELECTRONIC SERVICES:
  Revenues..................................   $1,874     $2,448     $5,430     $9,983
  Cost of revenues..........................      981      1,200      3,606      6,226
                                               ------     ------     ------     ------
  Gross profit..............................   $  893     $1,248     $1,824     $3,757
                                               ======     ======     ======     ======
  Gross profit percentage...................     47.7%      51.0%      33.6%      37.6%

    Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition.

    Depreciation expenses also include depreciation of tangible property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results. Depreciation and amortization expenses have resulted in sizeable non-cash charges to our historical operating results and are expected to continue to generate significant operating expenses in the near term due to our acquisition strategy.

    We have invested approximately $6.6 million in product development since our inception. These funds have been primarily invested in our medical and dental products and to a lesser extent into our electronic claims processing systems and a clinical information management system.

    As of December 31, 1999, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $6.3 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2020.

    For the next 12 months we expect our revenues to increase through both acquisitions and internal growth. We believe that migration of current and acquired customers to our Windows-based, Internet-enabled products and the development and marketing of these products to new and existing customers are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues. We recognize revenues from software license fees in accordance with American Institute of Certified Public Accountants Statement of Position 97-2. Software license fees are recognized as revenues upon delivery of our software products to our customers, as long as evidence of an arrangement exists, the amounts of fees are fixed and determinable and the collection of the resulting receivable is probable. Computer hardware and supplies revenues are recognized upon product shipment. Revenues from support and maintenance contracts are recognized ratably over the life of the contract. Revenues from other services are recognized as the services are provided.

    Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Since July 1997, we have acquired over 10,000 customer sites. Our acquisitions have produced an established distribution channel of 15 regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. As we continue to grow, we expect our operating expenses as a percentage of sales to decrease. Our operating expenses to date have grown faster than our revenues as a result of building our infrastructure and a management team to execute our strategy.

RESULTS OF OPERATIONS

    The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

                SELECTED CONSOLIDATED FINANCIAL DATA PERCENTAGES

                                                                           YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                1996          1997          1998          1999
                                                              --------      --------      --------      --------
Revenues:
  Software and systems......................................    52.3%         53.4%         42.1%         48.6
  Customer support and electronic services..................    47.7          46.6          57.9          51.4
                                                               -----         -----         -----         -----
    Total revenues..........................................   100.0         100.0         100.0         100.0
Operating Costs And Expenses:
  Software and systems......................................    30.1          24.3          22.9          21.0
  Customer support and electronic services..................    25.0          22.9          38.5          32.1
  Selling, general & administrative.........................    30.8          48.9          50.2          53.5
  Product development.......................................     7.3           8.4          16.0          21.2
  Depreciation and amortization.............................     3.6           7.2          15.4          20.0
                                                               -----         -----         -----         -----
    Total costs and operating expenses......................    96.8         111.7         143.0         147.8
                                                               -----         -----         -----         -----
Income (Loss) From Operations...............................     3.2         (11.7)        (43.0)        (47.8)
Interest Income (Expense)...................................     0.4          (0.4)         (2.2)         (4.9)
                                                               -----         -----         -----         -----
Income (Loss) Before Income Taxes...........................     3.6         (12.1)        (45.2)        (52.7)
                                                               -----         -----         -----         -----
Provision (benefit) for income taxes........................     1.6          (3.7)         (0.0)         (0.0)
                                                               -----         -----         -----         -----
Net income (loss)...........................................     2.0%         (8.4)%       (45.2)%       (52.7)%
                                                               =====         =====         =====         =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1999

    A majority of the variances between the year ended December 31, 1998 and the corresponding period of 1999 is attributable to our acquisition activity. During the year ended December 31, 1998, we completed eight business combinations, six of which were accounted for using the purchase method of accounting and two accounted for as poolings. Therefore, revenues and expenses from these companies were only included for a portion of the year ended December 31, 1998, but were included in the entire year ended December 31, 1999. In addition, fourteen companies were acquired using purchase accounting during 1999, resulting in additional revenues and expenses for the year ended December 31, 1999 that were not present in the corresponding period of 1998.

REVENUES. Total revenues increased 107.1% from $9.4 million in the year ended December 31, 1998 to $19.4 million in the corresponding period of 1999. Of this $10.0 million increase, $8.0 million was attributable to additional revenues from acquisitions and the remaining $2.0 million was attributable to internal growth. Recurring revenues increased 206.4% from $5.0 million in the year ended December 31, 1998 to $15.3 million in the corresponding period of 1999, while non-recurring revenues increased 155.8% from $1.6 million in the year ended December 31, 1998 to $4.1 million in the corresponding period of 1999.

        SOFTWARE AND SYSTEMS. The software and systems component of total revenues increased 139.1% from $3.9 million, or 42.1% of total revenues for the year ended December 31, 1998 to $9.4 million, or 48.6% of total revenues in the corresponding period of 1999. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 38.0% and 50.0% and computer hardware and supply revenues were 62.0% and 50.0% of total software and systems revenues for the year ended December 31, 1998 and 1999, respectively. Approximately $4.3 million of the increase in software and systems revenues was due to acquisitions, and the remaining $1.1 million was due to our internal growth.

        Revenues from software licensing increased 214.9% from $1.5 million for the year ended December 31, 1998 to $4.7 million for the same period in 1999. Legacy product sales were 55.4% of software licensing revenues for the year ended December 31, 1999 compared to 85.8% in the corresponding period of 1998. New product sales were 44.6% of software licensing revenues for the year ended December 31, 1999 compared to 14.2% in the corresponding period of 1999. The gross profit for software licensing revenues increased 211.3% from $1.3 million for the year ended December 31, 1998 to $4.1 million in the corresponding period of 1999.

        Revenues from computer hardware and supplies increased 92.7% from $2.4 million for the year ended December 31, 1998 to $4.7 million in the corresponding period of 1999. The gross profit for computer hardware and supplies revenues increased 160.0% from $470,000 for the year ended December 31, 1998 to $1.2 million in for the corresponding period of 1999.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 83.8% from $5.4 million, or 57.9% of total revenues in the year ended December 31, 1998, to $10.0 million, or 51.4% of total revenues in the corresponding period of 1999. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing, electronic statement printing and mailing and electronic remittance advices. Customer support revenues were 89.7% and 88.6% and electronic services revenues were 10.3% and 11.4% of total customer support and electronic services revenues for the year ended December 31, 1998 and 1999, respectively. Approximately $3.7 million of the increase in Customer Support and Electronic Services was due to acquisitions. The remaining $927,000 of the increase was due to internal growth.

        Revenues from customer support increased 81.4% from $4.9 million for the year ended December 31, 1998 to $8.8 million in the corresponding period of 1999. The gross profit for customer support revenues increased 101.5% from $1.5 million for the year ended December 31, 1998 to $3.0 million in the corresponding period of 1999.

        Revenues from electronic services increased 104.9% from $557,000 for the year ended December 31, 1998 to $1.1 million in the corresponding period of 1999. The gross profit for electronic services revenues increased 127.6% from $315,000 for the year ended December 31, 1998 to $717,000 in the corresponding period of 1999.

COST OF REVENUES. Total cost of revenues increased 79.1% from $5.8 million for the year ended December 31, 1998 to $10.3 million in the corresponding period of 1999, but decreased as a percentage of total revenues from 61.4% for the year ended December 31, 1998 to 53.1% in the corresponding period of 1999.

        SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs increased 90.0% from $2.1 million or 22.9% of total revenues for the year ended December 31, 1998 to $4.1 million, or 21.0% of total revenues in the corresponding period of 1999. Software licensing costs were 7.9% and 14.3%, and computer hardware and supplies costs were 92.1% and 85.7% of total software and systems costs for the year ended December 31, 1998 and 1999, respectively.

        Costs for software licensing increased 243.0% from $170,000, or 1.8% of total revenues in the year ended December 31, 1998 to $583,000, or 3.0% of total revenues in the corresponding period of 1999. The decrease as a percent of total revenues is due to a change in the mix of products and services sold. The gross margin percentage for new products was 95.1% and 87.6% for the year ended December 31, 1998 and 1999, respectively. The gross margin percentage for legacy products was 87.6% and 87.7% for the year ended December 31, 1998 and 1999, respectively.

        Costs for computer hardware and supplies increased 76.8% from $2.0 million, or 21.1% of total revenues in the year ended December 31, 1998 to $3.5 million, or 18.0% of total revenues in the corresponding period of 1999. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 19.2% for the year ended December 31, 1998 to 25.9% in the corresponding period of 1999.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 72.7% from $3.6 million, or 38.5% of total revenues in the year ended December 31, 1998 to $6.2 million, or 32.1% of total revenues in the corresponding period of 1999. Customer support costs were 93.3% and 93.2%, and electronic services costs were 6.7% and 6.8% of total customer support and electronic services costs for the year ended December 31, 1998 and 1999, respectively.

        Costs for customer support increased 72.5% from $3.4 million or 35.9% of total revenues, in the year ended December 31, 1998 to $5.8 million, or 29.9% of total revenues in the corresponding period of 1999. The customer support gross margin percentage increased from 31.0% for the year ended December 31, 1998 to 34.4% in the corresponding period of 1999, primarily due to acquisitions.

        Costs for electronic services increased 75.8% from $242,000, or 2.6% of total revenues, in the year ended December 31, 1998 to $425,000, or 2.2% of total revenues, in the corresponding period of 1999. The electronic services gross margin percentage increased from 56.7% for the year ended
    December 31, 1998 to 62.8% in the corresponding period of 1999.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 120.6% from $4.7 million, or 50.2% of total revenues for the year ended December 31, 1998, to $10.4 million, or 53.5% of total revenues in the corresponding period of 1999. Of the $5.7 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $400,000, $1.1 million, and $4.2 million, respectively. The $1.1 million increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $4.2 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel.

PRODUCT DEVELOPMENT. Product development expenses increased from $1.5 million, or 16.0% of total revenues for the year ended December 31, 1998, to $4.1 million, or 21.2% of total revenues in the corresponding period of 1999. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $1.4 million, or 15.4% of total revenues, for the year ended December 31, 1998, to $3.9 million, or 20.0% of total revenues, in the corresponding period of 1999. Of these amounts, amortization expenses were $1.3 million for the year ended December 31, 1998 and $3.0 million in the corresponding period of 1999. At December 31, 1999, we had intangible assets totaling $33.0 million with accumulated amortization of $4.6 million. The weighted average life of these intangibles was 8.5 years.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $207,000, or 2.2% of total revenues for the year ended December 31, 1998 to $948,000, or 4.9% of total revenues in the corresponding period of 1999. The percentage and dollar increases primarily resulted from interest expense associated with indebtedness incurred to complete our acquisitions.

PROVISION (BENEFIT) FOR INCOME TAXES. No tax benefit was recorded for the years ended December 31, 1998 and 1999. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses. The 1998 financial statements have been restated, see Note 3 of Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    The increase in revenues and expenses from the year ended December 31, 1997 to December 31, 1998 was primarily the result of two factors. First, the four companies we acquired in 1997 were accounted for on a purchase accounting basis and were acquired at various times throughout the year, representing less than a full year's revenues and expenses as compared to a full year in 1998. Second, two of the eight companies acquired in 1998 were accounted for as pooling of interests. The remaining 1998 acquisitions were accounted for on a purchase accounting basis. Therefore, revenues from these companies acquired on a purchase accounting basis represent revenues and expenses incremental to 1997.

REVENUES. Total revenues increased 78.6% from $5.2 million for the year ended December 31, 1997 to $9.4 million in the corresponding period of 1998. This increase resulted primarily from acquisitions. Recurring revenues increased 74.1% from $4.3 million for the year ended December 31, 1997 to $7.5 million in the corresponding period of 1998, while non-recurring revenues increased 100.0% from $914,000 for the year ended December 31, 1997 to $1.8 million in the corresponding period of 1998.

        SOFTWARE AND SYSTEMS. The software and systems component of total revenues increased 40.8% from $2.8 million, or 53.4% of total revenues, for the year ended December 31, 1997 to $3.9 million, or 42.1% of total revenues, in the corresponding period of 1998. Software licensing revenues were 31.5% and 38.0% and computer hardware and supplies revenues were 68.5% and 62.0% of total software and systems revenues for the year ended December 31, 1997 and 1998, respectively. This increase in revenues was due to change in product mix between legacy and new products.

        Revenues from software licensing increased 69.6% from $882,200 for the year ended December 31, 1997, to $1.5 million in the corresponding period of 1998. Legacy products were 96.1% of software licensing revenues for the year ended December 31, 1997 as compared to 85.8% in the corresponding period of 1998. New product sales were 3.9% of software licensing revenues for the year ended December 31, 1997 as compared to 14.2% in the corresponding period of 1998. The gross profit for software licensing revenues increased 65.4% from $802,000 for the year ended December 31, 1997 to $1.3 million in the corresponding period of 1998.

        Revenues from computer hardware and supplies increased 27.6% from $1.9 million for the year ended December 31, 1997 to $2.4 million in the corresponding period of 1998. The gross profit for computer hardware and supplies revenues decreased 35.1% from $724,000 for the year ended December 31, 1997 to $470,000 in the corresponding period of 1998.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 121.8% from $2.4 million, or 46.6% of total revenues for the year ended December 31, 1997 to $5.4 million, or 57.9% of total revenues in the corresponding period of 1998. Customer support revenues were 91.8% and 89.7% and electronic services revenues were 8.2% and 10.3% of total customer support and electronic service revenues for the year ended December 31, 1997 and 1998, respectively.

        Revenues from customer support increased 116.8% from $2.2 million for the year ended December 31, 1997, to $4.9 million in the corresponding period of 1998. The gross profit for customer support revenues increased 33.4% from $1.1 million for the year ended December 31, 1997, to $1.5 million in the corresponding period of 1998.

        Revenues from electronic services increased 176.5% from $202,000 for the year ended December 31, 1997, to $557,000 in the corresponding period of 1998. The gross profit for electronic services revenues increased 169.4% from $117,000 for the year ended December 31, 1997, to $316,000 in the corresponding period of 1998.

COST OF REVENUES. The total cost of revenues increased 132.5% from $2.5 million, or 47.1% of total revenues for the year ended December 31, 1997, to $5.8 million, or 61.4% of total revenues in the corresponding period of 1998. This increase was primarily due to an acquisition providing a platform for application service provider type services with historically lower margins than our other products and services.

        SOFTWARE AND SYSTEMS. Software and systems costs increased 68.4% from $1.3 million, or 24.3% of total revenues for the year ended December 31, 1997 to $2.1 million, or 22.9% of total revenues in the corresponding period of 1998. Software licensing costs were 6.3% and 7.9%, and computer hardware and supplies costs were 93.7% and 92.1% of total software and systems costs for the year ended December 31, 1997 and 1998, respectively.

        Costs for software licensing increased 112.0% from $80,000, or 1.5% of total revenues for the year ended December 31, 1997 to $170,000, or 1.8% of total revenues in the corresponding period of 1998. Gross margin percentage for new products was 87.5% and 95.1% for the year ended December 31, 1997 and 1998, respectively. Gross margin percentage for legacy products was 91.0% and 87.6% for the year ended December 31, 1997 and 1998, respectively.

        Costs for computer hardware and supplies increased 65.6% from $1.2 million, or 22.8% of total revenues for the year ended December 31, 1997 to $2.0 million, or 21.1% of total revenues in the corresponding period of 1998. Gross margin percentage for computer hardware and supplies was 37.8% and 19.2% for the year ended December 31, 1997 and 1998, respectively.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 200.5% from $1.2 million, or 22.9% of total revenues for the year ended December 31, 1997 to $3.6 million, or 38.5% of total revenues in the corresponding period of 1998. Customer support costs were 93.0% and 93.3%, and electronic services costs were 7.0% and 6.7% of total customer support and electronic services costs for the year ended December 31, 1997 and 1998, respectively.

        Costs for customer support increased 201.5% from $1.1 million, or 21.3% of total revenues for the year ended December 31, 1997 to $3.4 million, or 35.9% of total revenues in the corresponding period of 1998. The customer support gross margin percentage decreased from 50.3% for the year ended December 31, 1997 to 31.0% in the corresponding period of 1998, primarily due to acquisitions.

        Costs for electronic services increased 186.4% from $84,000 or 1.6% of total revenues for the year ended December 31, 1997 to $242,000, or 2.6% of total revenues in the corresponding period of 1998. The electronic services gross margin percentage decreased from 58.1% for the year ended
    December 31, 1997 to 56.7% in the corresponding period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2.6 million, or 48.9% of total revenues for the year ended December 31, 1997 to $4.7 million, or 50.2% of total revenues in the corresponding period of 1998. Of this $2.1 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $1.0 million, $500,000, and $600,000, respectively. Increased selling expenses included approximately $500,000 of additional marketing expense, increased corporate infrastructure to manage the rapid rate of growth and increased regional operating expenses from acquisitions.

PRODUCT DEVELOPMENT. Product development expenses increased from $441,000, or 8.4% of total revenues for the year ended December 31, 1997 to $1.5 million, or 16.0% of total revenues, in the corresponding period of 1998. This increase was due to the additional staffing and related expenses to develop new products and enhancement of existing products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $376,000, or 7.2% of total revenues for the year ended December 31, 1997, to $1.4 million, or 15.4% of total revenues in the corresponding period of 1998. Of these amounts, amortization expenses were $292,000 for the year ended December 31, 1997 and $1.3 million in the corresponding period of 1998. At December 31, 1998, we had intangible assets totaling $8.5 million with accumulated amortization of $1.6 million. The weighted average life of these intangibles was 7.5 years.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $20,000, or 0.4% of total revenues for the year ended December 31, 1997 to $207,000, or 2.2% of total revenues in the corresponding period of 1998. The increase primarily reflects increases in interest expense associated with indebtedness incurred to complete our acquisitions.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a tax benefit equal to $195,000 for the year ended December 31, 1997. The tax benefit arose from post-acquisition net operating losses that offset deferred tax liabilities recorded in connection with the purchase of intangibles other than goodwill. No tax benefit could be recorded for the year ended December 31, 1998, due to the recording of a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases and equity financings. Approximately 82.0% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

    In October 1999, we borrowed $3.0 million through Friedli Corporate Finance, an entity controlled by one of our Directors. For a description of the terms of this borrowing, see "Item 11--Executive Compensation -Compensation Committee Interlocks and Insider Participation." This note is convertible at the option of the holder to common stock after completion of the IPO.

    In January 2000, we borrowed $700,000 through Friedli Corporate Finance, an entity controlled by one of our Directors. For a description of the terms of this borrowing, see "Item 11--Executive

Compensation -Compensation Committee Interlocks and Insider Participation." The outstanding principal plus interest on this Note was repaid in February 2000 with proceeds from our IPO.

    In January 2000, we borrowed $500,000 at an interest rate of 12% from one of our vendors with a maturity date the earlier of ten days following the completion of the IPO or December 31, 2000. This balance was paid off in February 2000 with proceeds from the IPO.

    At December 31, 1999, we had $250,000 of cash and cash equivalents and $424,000 in capital leases primarily for computers and office equipment, most of which we assumed in connection with acquisitions. In addition, we had $7.8 million in promissory notes outstanding at December 31, 1999. Of this amount, $4.0 million was assumed debt or promissory notes issued in connection with acquisitions, and $3.3 million were loans from an individual convertible into 540,000 shares of common stock at the election of the holder or upon completion of our IPO. Interest rates on the promissory notes range from non-interest bearing to 15%. Future minimum principal payments under debt and lease obligations (capital and operating) for 2000, 2001, 2002, 2003 and 2004 and thereafter are $5.6 million, $914,000, $636,000, $477,000, and $612,000 respectively. In February and March 2000, approximately $4.1 million of debt was paid off with proceeds from the IPO. The remaining debt will remain outstanding due to its favorable terms, including interest rates. Minimum principal payments are expected to be $2.3 million, $550,000, $546,000, $382,000 and $589,000 respectively for 2000 through 2004 and thereafter.

    We have operated with negative working capital and with negative cash flow primarily due to acquisition expenses, prior debt incurred by acquired companies and the costs of building infrastructure and product development activities. For the years ended December 31, 1997 and 1998 and 1999, net cash used for operating activities was $611,000, $298,000 and $9.3 million, respectively. The net cash used for operating activities was funded by $10.5 million of investment capital and net cash of $3.5 million received from businesses acquired. Our IPO eliminated our negative working capital position, however, the negative cash flow from operations is expected to continue until cross-selling of new products and add-on services to our existing customer base produces positive cash flow.

    Net cash used for investing activities for the years ended December 31, 1997 and 1998 was $499,000 and $1.4 million, respectively. Net cash provided by investing activities for the year ended December 31, 1999 was $2.9 million. During this 3 year period, approximately $934,000 was paid for computers and office equipment used in our regional offices, $1.5 million was invested in software for claims processing and $3.5 million was net cash received from businesses acquired. During 1997, net cash paid for acquired businesses was $228,000 compared to net cash received from acquired businesses of $270,000 in 1998 and $3.4 million for the year ended December 31, 1999.

    During 1997, net cash provided by financing activities was $1.3 million. A small group of investors purchased $414,000 of common stock, and one investor purchased 413,018 shares of Series A preferred stock for $1.1 million and provided a $500,000 line of credit. The Series A preferred stock, subsequently rolled into the Series A-1 preferred stock, was convertible into common stock upon the closing of the IPO. We issued $166,000 in long-term debt and made payments of $290,000 on long-term debt, which was primarily incurred in connection with the four acquisitions completed in 1997. Also, one of the pooled companies distributed $32,000 to its shareholders.

    During 1998, net cash provided by financing activities was $1.4 million. This consisted of $588,000 in proceeds from the issuance of common stock to four investors, the issuance of $1.3 million in long-term debt and $433,000 for payments of long-term debt. Substantially all of the $1.3 million in new debt came from five private lenders, one of which is a principal stockholder.

    During 1999, net cash provided by financing activities was $6.2 million. This consisted of $660,000 in proceeds from issuance of common stock, $3.2 million in issuance of long-term debt and $3.0 million in proceeds from issuance of preferred stock to a previous investor. This $3.0 million of additional investment was combined with a previous investment of $1.2 million and the conversion of a $500,000 fully drawn line of credit into the Series A-1 preferred stock which was convertible into common stock upon the closing of the IPO. Payments of long-term debt totaled $696,000.

    We believe that the net proceeds from the IPO, together with other available funds, will be sufficient to meet our capital requirements through February of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    VANTAGEMED IS SUBJECT TO VARIOUS RISK FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY US THROUGHOUT THIS REPORT AND ELSEWHERE. ALL STATEMENTS WHICH ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT WE EXPECT OR ANTICIPATE WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATING TO EXPECTED FUTURE OPERATING RESULTS AND FUTURE FINANCIAL CONDITIONS OR STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE OPERATING RESULTS, ARE FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE THE IMPORTANT FACTORS, WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred operating losses since we became a Delaware corporation in April 1997. We operate with a negative cash flow primarily due to acquisition expenses, prior debt incurred by acquired companies and assumed by us, and the costs of improving our operating, sales and product development infrastructure. In our first two years of operation, we incurred aggregate net losses of $7.3 million, of which $4.1 million was amortization and depreciation. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

IF WE FAIL TO GENERATE RECURRING REVENUES FROM OUR EXISTING CUSTOMERS, WE MAY BE UNABLE TO ACHIEVE OR SUSTAIN REVENUE GROWTH AND PROFITABILITY

    Our financial success depends upon our ability to increase revenues derived from existing customers. To this end, we focus our marketing efforts on upgrading existing systems, and providing new software that enables our customers to migrate from legacy to Windows-based products. If existing customers fail to upgrade or migrate to our newer systems, we may not be able to increase our revenues or obtain profitability in the near term or at all.

IF WE FAIL TO INTERNET-ENABLE OUR PRODUCTS IN A TIMELY FASHION WE MAY LOSE OUR MARKET OPPORTUNITY AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN REVENUE GROWTH AND PROFITABILITY

    Not all of our Windows-based products are Internet-enabled and those that are have not been tested in the market for any substantial length of time. If we fail to Internet-enable our products in a timely manner we may lose market share opportunities to competitors and may be unable to increase our revenues or to obtain profitability in the near term or at all.

INTERNET OR TELECOMMUNICATION SERVICE OR PERFORMANCE PROBLEMS OR SOFTWARE ERRORS ARISING AFTER THE INSTALLATION OF OUR SOFTWARE AT CUSTOMER SITES COULD DELAY MARKET ACCEPTANCE OF OUR PRODUCTS, LEAD TO CUSTOMER DISSATISFACTION AND LOSS OF REVENUE AND INJURE OUR BUSINESS REPUTATION

    The performance of our Internet-enabled products depends upon the efficient operation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third-party software incorporated into our software. The Internet and related equipment has experienced periodic operational problems or outages. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could lead to customer dissatisfaction, delays in market acceptance of our products, injury to our business reputation and a loss of revenue.

WE MAY BECOME SUBJECT TO STATE, FEDERAL OR FOREIGN TAXES THAT COULD HARM OUR BUSINESS

    We do not currently collect sales or other similar taxes with respect to revenues from consumers in states other than the state of origin. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, similar to ours. Expansion of our operations into such states could subject revenues from these states to state sales taxes under current laws. In addition, a federal or foreign tax may potentially be imposed on products and services sold over the Internet. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of merchandise or the imposition of federal taxes could seriously harm our business.

    On October 21, 1998, The Internet Tax Freedom Act was signed into law placing a three-year moratorium on new state and local taxes on e-commerce in the United States. The moratorium is expected to end on October 21, 2001. Failure to renew this legislation could result in the broad imposition of state and local taxes on e-commerce, which could seriously harm our business.

IF SECURITY AND LEGAL LIABILITY CONCERNS MAKE CUSTOMERS UNWILLING TO UTILIZE OUR PRODUCTS AND SERVICES TO TRANSMIT MEDICAL INFORMATION OVER THE INTERNET, THE DEMAND FOR OUR PRODUCTS MAY DIMINISH AND WE MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

    Potential customers may choose not to utilize our Internet-enabled software products because of concerns related to the transfer and management of medical information over the Internet, including: security of the patient medical records being transferred through the Internet; errors in the transmission of sensitive medical data over the Internet; legal liability for data security failures or transmission errors; and regulatory burdens imposed on healthcare participants who use the Internet to transfer confidential patient medical information.

    If these concerns prevent potential customers from buying our products and prevent existing customers from upgrading to our Internet-enabled products, our revenues may not increase and we may be unable to achieve or sustain profitability.

BREACHES OF NETWORK SECURITY COULD DAMAGE OUR BUSINESS REPUTATION, LEAD TO CUSTOMER DISSATISFACTION, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND RESULT IN LEGAL AND FINANCIAL LIABILITY AND A LOSS OF REVENUE

    Our electronic transaction services involve the storage and transmission of confidential medical information through our network data centers, over the Internet and over dedicated private data lines. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses or similar disruptive problems. In the event of such a security breach, proprietary and confidential information could be misappropriated or our operations could be interrupted. These problems could damage our business reputation, lead to customer dissatisfaction and delay market acceptance of our products. We may also incur legal and financial liability and a loss of revenue as a result of such problems.

CONCERNS RELATED TO THE INFRASTRUCTURE, SPEED AND RELIABILITY OF THE INTERNET COULD DIMINISH THE DEMAND FOR AND DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND COULD KEEP US FROM BECOMING PROFITABLE

    The Internet may fail to become a viable mechanism for the delivery, exchange and management of healthcare information due to a number of factors that are out of our control, including: communication speed; reliability of Internet service; Internet capacity; lack of development of complementary products, such as communication devices; and delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

    If concerns about such factors prevent potential customers from buying our products and/or prevent existing customers from upgrading to our Internet-enabled products, our Internet-enabled products may not gain market acceptance, our sales revenues may not increase and we may be unable to achieve or sustain profitability.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY OR DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK

    On March 9, 2000 we disclosed in a press release that the Company estimates revenues for the first quarter of 2000 to be below analysts expectations. It is possible that our revenues and operating results may continue to fall below the expectations of securities analysts or investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: future acquisitions; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; software defects, delays in development and other quality factors; changes in customer demand for our applications and services; and changes within the healthcare industry.

    We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenues, and these expense levels are relatively fixed in the short term. If we have lower revenues, we may not be able to make corresponding reductions in our spending in the short term. Any shortfall in revenues would have a direct impact on our results of operations. Fluctuations in our quarterly results or the failure to meet analysts' expectations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY LOSE ASSETS OR INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS

    We rely primarily on a combination of copyrights, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property. We currently have no patents and limited registered copyrights covering technology related to our products. We have no plans to seek such legal protection and, if we do, protection may not be granted.

    Despite our efforts to protect our intellectual property, a third party or a former employee could copy, reverse engineer or otherwise obtain and use our intellectual property or trade secrets without authorization or could develop software competitive to ours.

    Our intellectual property may be misappropriated or infringed upon or may infringe upon the rights of others. Consequently, litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect our intellectual property. Additionally, we may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all.

THE LOSS OF EXPERIENCED PERSONNEL TO COMPETITORS OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

    Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel. There are a limited number of persons with the requisite skills available to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel. Competitors and others have in the past and may in the future attempt to recruit our employees.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING, IF REQUIRED

    We may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund more rapid expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

    Additional financing may not be available on terms favorable to us, or at all. In the event that such financing requires the issuance of additional shares of our capital stock, you will experience dilution in your ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD HAVE THE EFFECT OF DELAYING OR PREVENTING A CORPORATE TAKEOVER, EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

    Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include: authorizing the board to issue additional preferred stock; limiting the persons who may call special meetings of stockholders; prohibiting stockholder actions by written consent; creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

IF WE FAIL TO IDENTIFY OR NEGOTIATE THE PURCHASE OF COMPLEMENTARY ACQUISITION CANDIDATES OR IF COMPETITION FOR SUCH CANDIDATES INCREASES, WE MAY BE UNABLE TO GROW OUR BUSINESS AND EXPAND OUR DISTRIBUTION NETWORK AND MAY FAIL TO ACHIEVE OR SUSTAIN PROFITABILITY

    We believe that two of our competitors, Infocure Corporation and Medical Manager Corporation, are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network.

PROBLEMS INTEGRATING ACQUIRED COMPANIES COULD RESULT IN SUBSTANTIAL COSTS, DIVERT THE ATTENTION OF OUR MANAGEMENT TEAM, CAUSE US TO LOSE VALUABLE CUSTOMERS AND DILUTE THE VALUE OF OUR ACQUISITIONS

    When we acquire new businesses we must cross-train existing and acquired sales personnel; standardize accounting, operational and financial functions of acquired businesses; retain key acquired personnel; and incorporate acquired technology into our existing products.

    Problems or delays in the integration process may result in substantial costs and the diversion of management's attention from our existing business. In addition, integration delays could cause us to lose key customers and employees from the acquired company thereby diluting the value of the acquired company.

WE HAVE DISCOVERED MATERIAL WEAKNESSES IN OUR INTERNAL ACCOUNTING CONTROLS WHICH MAY AFFECT OUR FINANCIAL REPORTING.

    During the integration of our acquired companies, we discovered material weaknesses in our internal accounting controls. These weaknesses include inadequate monitoring of key financial processes, inconsistent application of revenue recognition policies and procedures, difficulty in closing the books in some of our offices and inadequate financial reporting. We are implementing a common accounting software platform and closing procedures for all of our regional offices. We have developed and implemented revenue recognition guidelines, policies and procedures, and we are training our regional managers and accountants. We believe that these measures will correct the noted weaknesses. However, there can be no assurance that we will not continue to experience such deficiencies as we continue to further expand our operations.

TECHNICAL PROBLEMS WITH ACQUIRED TECHNOLOGY OR PRODUCTS COULD HARM OUR REPUTATION, RESULT IN UNEXPECTED COSTS AND CAUSE OUR REVENUES TO DECREASE

    Although we test and examine an acquisition target's technology and products prior to consummating an acquisition, there may be technical product problems that we fail to discover. These problems may result in unexpected costs that decrease our revenues and may result in customer dissatisfaction and harm to our business reputation.

WE MAY BECOME RESPONSIBLE FOR UNKNOWN OR UNEXPECTED FINANCIAL OR LEGAL LIABILITIES FOLLOWING AN ACQUISITION

    When we purchase a target company, we generally acquire all of that company's liabilities. Although we perform due diligence prior to an acquisition, we may become responsible for a liability that is unknown or greater than anticipated. Any recourse we may have against the former shareholders of an acquired company in such a situation is limited. Such unexpected liabilities could have a significant negative impact on our profits.

IF OUR ACQUISITION ACTIVITIES DIVERT THE ATTENTION OF OUR MANAGEMENT TEAM AWAY FROM THE DAY-TO-DAY OPERATIONS OF OUR COMPANY, PRODUCT DEVELOPMENT, EXISTING CUSTOMER RELATIONSHIPS AND FINANCIAL PERFORMANCE COULD SUFFER

    As a part of our growth strategy, we intend to acquire additional healthcare information systems companies. The identification and investigation of appropriate acquisition candidates and the negotiation of acquisitions will require a substantial investment of time on the part of our management team. These activities could divert time and attention from our product development and from the day-to-day operations of our company. These disruptions could in turn harm our relationships with existing customers and have a negative effect on our overall financial performance.

OUR ACQUISITION STRATEGY MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL, WHICH COULD RESULT IN DILUTION

    We intend to finance future acquisitions by issuing shares of common and/or preferred stock for all or a substantial portion of the acquisition price. In the event that the potential acquisition candidates are unwilling to accept stock as part of the consideration for the sale of their businesses, we may decide to utilize more of our cash resources, if available, in order to maintain our acquisition program. This may result in the need to raise additional capital. To the extent we issue shares of our capital stock to finance acquisitions or raise capital, you will experience dilution in your ownership.

RISKS ASSOCIATED WITH OUR INDUSTRY

INTENSE COMPETITION IN THE MARKET FOR HEALTHCARE INFORMATION SYSTEMS AND SERVICES COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUES AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

    Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as Medical Manager Corporation, Physician Computer Network, Inc., Infocure Corporation, Medic Computer Systems, Inc., IDX Systems Corporation, CyCare, a division of McKessonHBOC, Quality Systems Inc., MedicaLogic Inc., Dentrix Dental Systems, Inc., and National Data Corporation.

Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

ECONOMIC AND COST REDUCTION PRESSURES FACED BY HEALTHCARE PROVIDERS MAY LIMIT THE ABILITY OF OUR CUSTOMERS TO BUY OUR PRODUCTS AND SERVICES AND COULD LIMIT OUR PROFITABILITY

    Economic and cost reduction pressures may limit the ability of healthcare providers to make expenditures for new software systems or for upgrades to existing software systems. A reluctance or inability on the part of healthcare providers to make such expenditures could result in fewer sales and could limit our ability to achieve or sustain profitability.

IF WE FAIL TO RESPOND TO THE RAPIDLY CHANGING TECHNOLOGY THAT CHARACTERIZES OUR MARKET, OUR PRODUCTS MAY BE RENDERED OBSOLETE, WE MAY LOSE OUR MARKET OPPORTUNITY AND FAIL TO ACHIEVE OR SUSTAIN PROFITABILITY

    On March 9, 2000 we disclosed that the release of the new version of our Ridgemark product has been delayed. This delay was among the factors which the Company anticipates will have a negative impact on revenues for the first quarter of our fiscal year 2000. We can make no assurances that similar delays in product releases will not occur in the future. The market for our products is highly competitive and changes rapidly. Therefore, timely introduction of new products, features and services to existing customers will significantly impact our future success. We will be required to meet rapidly changing market demands, respond to market requirements, develop new proprietary solutions, and successfully market new products and enhancements to new customers and our existing customer base.

ANY FAILURE TO COMPLY WITH REGULATIONS GOVERNING THE CONFIDENTIALITY AND INTEGRITY OF HEALTHCARE INFORMATION TRANSMITTED ELECTRONICALLY COULD RESULT IN SEVERE LEGAL AND FINANCIAL LIABILITY, HARM OUR BUSINESS REPUTATION AND RESULT IN A SIGNIFICANT LOSS OF CUSTOMERS

    Federal regulations under the Health Insurance Portability and Accountability Act of 1996 governing the confidentiality and integrity of healthcare information transmitted electronically are complex and are evolving rapidly. Although we believe that our software products meet the current regulatory standards described more fully in the "Business" section of this prospectus, any failure on the part of our software to comply with current or future regulations could subject us to severe legal and financial liability. Such failures could also result in harm to our business reputation and a significant loss of customers.

FUTURE STATE OR FEDERAL LEGISLATION MAY IMPOSE RESTRICTIONS ON THE ABILITY TO TRANSMIT PATIENT DATA OVER THE INTERNET WITHOUT SPECIFIC PATIENT CONSENT AND COULD DIMINISH THE VALUE OF OUR INTERNET-ENABLED SOFTWARE PRODUCTS AND SERVICES AND LOWER OUR REVENUES AND PROFITS

    The confidentiality of patient records is the subject of substantial regulation by state and federal governments. Although compliance with these laws and regulations is at present principally the responsibility of healthcare providers, additional legislation governing the dissemination of medical records has been discussed. If such legislation imposes restrictions on the ability of third-party processors, like us, to transmit certain patient data without specific patient consent, the value of our Internet-enabled products and services to our customers could be diminished, causing our revenues to decrease.

OUR BILLING AND CLAIMS SERVICES ARE SUBJECT TO FEDERAL AND STATE REGULATION AND ANY NON-COMPLIANCE WITH THESE REGULATIONS COULD LEAD TO CIVIL, CRIMINAL AND FINANCIAL LIABILITY

    The performance of our billing and claims services are governed by numerous federal and state civil and criminal laws. Increased scrutiny has been placed on the billing and collection practices of healthcare providers and related entities. Although we believe that we are in compliance with any such regulations that may relate to the provision of our billing and claims services, any non-compliance could lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for us and the customer involved in the non-compliance.

REGULATIONS THAT RESTRICT THE ABILITY TO DISPENSE OR REFILL CONTROLLED SUBSTANCES THROUGH AN ELECTRONICALLY TRANSMITTED PRESCRIPTION COULD LIMIT THE FUNCTIONALITY OF OUR INTERNET-ENABLED SOFTWARE PRODUCTS AND COULD DIMINISH THE REVENUE GENERATED FROM THESE PRODUCTS

    The Federal Drug Enforcement Agency has promulgated regulations that may prohibit a pharmacy from dispensing and/or refilling controlled substances through an electronically transmitted prescription. These regulations may limit the scope of the prescription ordering and refill functions in our current and future Internet-enabled software products and may diminish the revenues we obtain from the sale of these products.

IF OUR SOFTWARE PRODUCTS ARE DEEMED MEDICAL DEVICES, WE WILL BE SUBJECT TO ADDITIONAL REGULATION THAT COULD RESULT IN CRIMINAL, CIVIL AND FINANCIAL LIABILITY, INCREASE OUR COSTS AND DELAY THE MARKETING OF OUR NEW OR EXISTING PRODUCTS

    The U.S. Food and Drug Administration has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. We believe that our healthcare information systems are not subject to FDA regulation. If, however, the FDA determined that our products were subject to regulation, non-compliance with applicable requirements could result in, among other things, fines, injunctions, civil penalties, total or partial suspension of production, refusal by the government to approve products, revocation of approval or clearance previously granted and criminal prosecution. Future FDA policies, laws or regulations concerning the development or marketing of healthcare information systems may cause our products to be subject to FDA regulation, which could increase our costs or delay the marketing of new or existing products.

FUTURE REGULATIONS ENACTED BY CONGRESS OR BY STATE GOVERNMENTS MAY ADVERSELY IMPACT THE HEALTHCARE INDUSTRY IN WAYS THAT COULD DAMAGE OUR BUSINESS OPPORTUNITIES OR PROFITABILITY

    The healthcare industry is highly regulated and has been the subject of increasing levels of government regulation during the past several years. We cannot predict with any certainty the types of regulations that might be imposed or the impact that those regulations might have on our business. The adoption of regulations currently unanticipated by us or by the healthcare industry could impose burdensome requirements or restrictions on our products or on the activities of healthcare providers. These restrictions could decrease the demand for our products and could prevent us from growing our business and attaining profitability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements are located on the pages indicated below:

                         INDEX TO FINANCIAL STATEMENTS
                             VANTAGEMED CORPORATION

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     37

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     38

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     39

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............     40

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     41

Notes to Consolidated Financial Statements..................     42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VantageMed Corporation:

    We have audited the accompanying consolidated balance sheets of VANTAGEMED CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1998 (as restated--see Note 3) and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VantageMed Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Sacramento, California
  March 15, 2000

                             VANTAGEMED CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                              (AS RESTATED-
                                                               SEE NOTE 3)
                                                                  1998          1999
                                                              -------------   --------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   435      $    250
  Accounts receivable, net of allowance of $311 and $287,
    respectively............................................       1,206         2,463
  Notes receivable, current portion.........................           0            64
  Inventories...............................................         105           480
  Prepaid expenses and other................................         103         2,064
                                                                 -------      --------
    Total current assets....................................       1,849         5,321
NOTES RECEIVABLE, net of current portion....................           0           128
PROPERTY AND EQUIPMENT, net.................................       2,232         2,564
INTANGIBLES, net of accumulated amortization of $1,570 and
  $4,592, respectively......................................       6,970        28,451
                                                                 -------      --------
    Total assets............................................     $11,051      $ 36,464
                                                                 =======      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdraft............................................     $ 1,632      $     --
  Current portion of long-term debt.........................       1,510         5,574
  Accounts payable..........................................         886         2,352
  Accrued liabilities.......................................         858         2,501
  Customer deposits and deferred revenue....................       1,526         2,906
                                                                 -------      --------
    Total current liabilities...............................       6,412        13,333
LONG-TERM DEBT, net of current portion......................       1,721         2,639
                                                                 -------      --------
    Total liabilities.......................................       8,133        15,972
                                                                 -------      --------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized
  Series A-1--413,018 and 1,795,300 shares issued and
    outstanding, respectively (aggregate liquidation
    preference of $4,722 at December 31, 1999)..............          --             2
  Series B--100,000 and 120,000 shares issued and
    outstanding, respectively (aggregate liquidation
    preference of $1,440 at December 31, 1999)..............          --            --
  Common stock, $0.001 par value, 20,000,000 shares
    authorized; 2,405,996 and 4,355,325 shares issued and
    outstanding, respectively...............................           2             4
  Additional paid-in capital................................       7,494        35,357
  Deferred compensation.....................................          --           (78)
  Accumulated deficit.......................................      (4,578)      (14,793)
                                                                 -------      --------
    Total stockholders' equity..............................       2,918        20,492
                                                                 -------      --------
    Total liabilities and stockholders' equity..............     $11,051      $ 36,464
                                                                 =======      ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                                        (AS RESTATED-
                                                                         SEE NOTE 3)
                                                              1997          1998           1999
                                                           ----------   -------------   ----------
REVENUES:
  Software and systems...................................  $    2,800    $    3,943     $    9,429
  Customer support and electronic services...............       2,448         5,430          9,983
                                                           ----------    ----------     ----------
    Total revenues.......................................       5,248         9,373         19,412
                                                           ----------    ----------     ----------
OPERATING COSTS AND EXPENSES:
  Software and systems...................................       1,274         2,146          4,078
  Customer support and electronic services...............       1,200         3,606          6,226
  Selling, general and administrative....................       2,566         4,706         10,382
  Product development....................................         441         1,500          4,120
  Depreciation and amortization..........................         376         1,445          3,873
                                                           ----------    ----------     ----------
    Total operating costs and expenses...................       5,857        13,403         28,679
                                                           ----------    ----------     ----------
LOSS FROM OPERATIONS.....................................        (609)       (4,030)        (9,267)
                                                           ----------    ----------     ----------
INTEREST INCOME (EXPENSE):
  Interest income........................................          27            45             74
  Interest expense.......................................         (47)         (252)        (1,022)
                                                           ----------    ----------     ----------
    Total interest expense, net..........................         (20)         (207)          (948)
                                                           ----------    ----------     ----------
LOSS BEFORE INCOME TAXES.................................        (629)       (4,237)       (10,215)

BENEFIT FOR INCOME TAXES.................................        (195)           --             --
                                                           ----------    ----------     ----------
    Net loss.............................................  $     (434)   $   (4,237)    $  (10,215)
                                                           ==========    ==========     ==========
Basic and diluted net loss per share.....................  $    (0.27)   $    (1.96)    $    (3.13)
                                                           ----------    ----------     ----------
Weighted-average shares--basic and diluted...............   1,620,245     2,158,314      3,261,712
                                                           ----------    ----------     ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    PREFERRED STOCK
                                     ----------------------------------------------
                                           SERIES A-1               SERIES B               COMMON STOCK        ADDITIONAL
                                     ----------------------   ---------------------   ----------------------    PAID-IN
                                      SHARES       AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL
                                     ---------   ----------   --------   ----------   ---------   ----------   ----------
BALANCE, December 31, 1996.........         --   $                 --    $            1,481,039   $             $    92
  Issuance of common stock to
    founders.......................         --          --         --           --       10,000          --          --
  Issuance of common stock.........         --          --         --           --      134,773          --         414
  Issuance of common stock in
    connection with acquisition....         --          --         --           --      193,487          --         801
  Issuance of Series A preferred
    stock..........................    413,018          --         --           --           --          --       1,200
  Distribution to shareholders of
    NHS............................         --          --         --           --           --          --          --
  Net loss and comprehensive
    loss...........................         --          --         --           --           --          --          --
                                     ---------   ----------   -------    ----------   ---------   ----------    -------

BALANCE, December 31, 1997.........    413,018          --         --           --    1,819,299           2       2,507
  Issuance of common stock.........         --          --         --           --      111,753          --         838
  Issuance of common stock in
    connection with acquisitions...         --          --         --           --      474,944          --       3,149
  Issuance of Series B preferred
    stock in connection with
    acquisition....................         --          --    100,000           --           --          --       1,000
  Distribution to shareholders of
    NHS............................         --          --         --           --           --          --          --
  Net loss and comprehensive loss
    (as restated, see Note 3)......         --          --         --           --           --          --          --
                                     ---------   ----------   -------    ----------   ---------   ----------    -------

BALANCE, December 31, 1998 (as
  restated--see
  Note 3)..........................    413,018          --    100,000           --    2,405,996           2       7,494
  Issuance of common stock.........         --          --         --           --       73,317          --         654
  Issuance of common stock in
    connection with acquisitions...         --          --         --           --    1,845,508           2      21,707
  Issuance of stock options and
    warrants in connection with
    acquitisions...................         --          --         --           --           --          --       1,237
  Conversion of Series A preferred
    stock to Series A-1 preferred
    stock..........................   (413,018)         --         --           --           --          --      (1,200)
  Issuance of Series A-1 preferred
    stock..........................  1,795,300           2         --           --           --          --       4,698
  Issuance of Series B preferred
    stock in connection with
    acquisition....................         --          --     20,000           --           --          --         240
  Conversion of notes payable into
    common stock...................         --          --         --           --       29,549          --         280
  Exercise of stock options........         --          --         --           --          955          --           6
  Deferred compensation............         --          --         --           --           --          --         111
  Amortization of deferred
    compensation...................         --          --         --           --           --          --          --
  Issuance of warrants.............         --          --         --           --           --          --         130
  Net loss and comprehensive
    loss...........................         --          --         --           --           --          --          --
                                     ---------   ----------   -------    ----------   ---------   ----------    -------

BALANCE, December 31, 1999.........  1,795,300   $       2    120,000    $      --    4,355,325   $       4     $35,357
                                     =========   ==========   =======    ==========   =========   ==========    =======


                                                     ACCUMULATED
                                       DEFERRED        EARNINGS
                                     COMPENSATION     (DEFICIT)      TOTAL
                                     -------------   ------------   --------
BALANCE, December 31, 1996.........      $  --         $    199     $   293
  Issuance of common stock to
    founders.......................         --               --          --
  Issuance of common stock.........         --               --         414
  Issuance of common stock in
    connection with acquisition....         --               --         801
  Issuance of Series A preferred
    stock..........................         --               --       1,200
  Distribution to shareholders of
    NHS............................         --              (32)        (32)
  Net loss and comprehensive
    loss...........................         --             (434)       (434)
                                         -----         --------     -------
BALANCE, December 31, 1997.........         --             (267)      2,242
  Issuance of common stock.........         --               --         838
  Issuance of common stock in
    connection with acquisitions...         --               --       3,149
  Issuance of Series B preferred
    stock in connection with
    acquisition....................         --               --       1,000
  Distribution to shareholders of
    NHS............................         --              (74)        (74)
  Net loss and comprehensive loss
    (as restated, see Note 3)......         --           (4,237)     (4,237)
                                         -----         --------     -------
BALANCE, December 31, 1998 (as
  restated--see
  Note 3)..........................         --           (4,578)      2,918
  Issuance of common stock.........         --               --         654
  Issuance of common stock in
    connection with acquisitions...         --               --      21,709
  Issuance of stock options and
    warrants in connection with
    acquitisions...................         --               --       1,237
  Conversion of Series A preferred
    stock to Series A-1 preferred
    stock..........................         --               --      (1,200)
  Issuance of Series A-1 preferred
    stock..........................         --               --       4,700
  Issuance of Series B preferred
    stock in connection with
    acquisition....................         --               --         240
  Conversion of notes payable into
    common stock...................         --               --         280
  Exercise of stock options........         --               --           6
  Deferred compensation............       (111)              --           0
  Amortization of deferred
    compensation...................         33               --          33
  Issuance of warrants.............         --               --         130
  Net loss and comprehensive
    loss...........................         --          (10,215)    (10,215)
                                         -----         --------     -------
BALANCE, December 31, 1999.........      $ (78)        $(14,793)    $20,492
                                         =====         ========     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             VANTAGEMED CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                         (AS RESTATED-
                                                                          SEE NOTE 3)
                                                                1997         1998          1999
                                                              --------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (434)      $(4,237)     $(10,215)
  Adjustments to reconcile net loss to net cash used for
    operating activities-...................................
    Depreciation and amortization...........................      376         1,445         3,873
    Loss on disposal of assets..............................       --            --            14
    Bad debt expense........................................      111           344            86
    Deferred tax benefit....................................     (195)           --            --
    Deferred compensation expense...........................       --            --            33
    Amortization of warrants................................       --            --            50
    Changes in assets and liabilities, net of effects from
      acquisitions-.........................................
      Accounts receivable...................................      (93)         (436)         (322)
      Inventories...........................................      126           (15)         (181)
      Prepaid expenses and other............................      (61)           50        (1,233)
      Book overdraft........................................       --         1,632        (1,632)
      Accounts payable and accrued liabilities..............     (248)          411           756
      Customer deposits and deferred revenue................     (193)          508          (531)
                                                               ------       -------      --------
        Net cash used for operating activities..............     (611)         (298)       (9,302)
                                                               ------       -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of effects from
    acquisitions............................................     (271)       (1,637)         (526)
  Cash (paid) received from businesses acquired, net........     (228)          270         3,423
                                                               ------       -------      --------
        Net cash provided by (used for) investing
          activities........................................     (499)       (1,367)        2,897
                                                               ------       -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock and options....................      414           588           660
    Issuance of preferred stock.............................    1,075            --         3,000
    Proceeds from issuance of long-term debt................      166         1,339         3,256
    Payments on long-term debt..............................     (290)         (433)         (696)
    Distributions to shareholders of Northern Health
      Solutions, Inc........................................      (32)          (74)           --
                                                               ------       -------      --------
        Net cash provided by financing activities...........    1,333         1,420         6,220
                                                               ------       -------      --------
        Net change in cash and cash equivalents.............      223          (245)         (185)
CASH AND CASH EQUIVALENTS, beginning of year................      457           680           435
                                                               ------       -------      --------
CASH AND CASH EQUIVALENTS, end of year......................   $  680       $   435      $    250
                                                               ======       =======      ========

    See Note 12 for supplemental cash flow information.

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND RISKS:

    VantageMed Corporation (the Company) was incorporated in California on
June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. The basis of presentation includes Northern Health Solutions, Inc. and Healthcare Information Systems, Inc., two business combinations effected in 1998 accounted for as poolings and included for all periods presented. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Walnut Creek, Van Nuys, and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Flint, Michigan; Pompton Plains, New Jersey; Detroit, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Springfield, Illinois; Boulder, Colorado; Salt Lake City, Utah; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, dentists, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company is building a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

    The practice management software products offered by the Company provide physicians, dentists and other healthcare professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to approximately one hundred users. The Company also provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices.

RISKS AND UNCERTAINTIES

    The Company has suffered recurring losses from operations since its inception and does not currently have substantial operating reserves. The Company operates with a negative cash flow primarily because of acquisition expenses, prior debt incurred by the acquired companies, and the costs of building infrastructure for future growth. Subsequent to year end the Company completed its initial public offering (IPO) raising net proceeds of approximately $33,500,000.

    The Company is also subject to a number of additional risks, including, but not limited to, risks associated with acquisitions (successful integration and operation of new products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical and dental market. There can be no assurance that the Company will successfully integrate acquired entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                             VANTAGEMED CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES: (CONTINUED)
FINANCIAL INSTRUMENTS

    The fair values of financial instruments are the amounts at which the instruments could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

NOTES RECEIVABLE

    The Company has two notes receivable from customers bearing interest at 6 percent per annum secured by an irrevocable letter of credit due March 31, 2003.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders.

PREPAID EXPENSES AND OTHER

    Prepaid expenses include $1,682,000 representing capitalized costs incurred in connection with the Company's IPO in process at December 31, 1999.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the remaining lease term. Maintenance and repairs are expensed as incurred. Software rights included in property and equipment represent software purchased for internal use and are not intended to be resold. Such software rights are recorded at cash cost and amortized over their estimated useful life of three years.

INTANGIBLES

    Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforces. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to ten years, depending upon whether the acquisition is established as a new regional office or is consolidated into an existing one and whether or not there are continuing sales of the software purchased in the acquisition. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized on a straight-line basis over a period of one to ten years depending upon the average length of employment for the employees of the acquired companies.

                             VANTAGEMED CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES: (CONTINUED)
ASSET IMPAIRMENT

    Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for years beginning after December 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the company be reviewed for Impairment. The Company periodically reviews whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS 121. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows of the acquired businesses or from the use of the asset over the remaining amortization period is less than the carrying amount of the asset. In the opinion of management, there has been no such impairment.

SOFTWARE DEVELOPMENT COSTS

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software development costs incurred after technological feasibility of the software development projects has been established. To date, all of the Company's costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility has been immaterial.

REVENUE RECOGNITION

    Effective January 1, 1998, the Company adopted Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles for recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's revenue. In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2. Software Revenue Recognition With Respect to Certain Transactions." SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the results of their operations or financial condition.

    Software and systems revenue is derived from the licensing of proprietary software, the sale of third-party software, primarily desktop operating systems and communication and security software and the sale of computer hardware and supplies. Customer support and electronic services revenue is derived from software maintenance and customer service, network and computer hardware support, training, data conversion, system installation, electronic claims processing, electronic statement printing, mailing and electronic remittance advices.

    The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with SOP 97-2 when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an agreement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consists primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the

                             VANTAGEMED CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES: (CONTINUED) term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

    Deferred revenue consists of revenue deferred under annual maintenance and annual support agreements under which amounts have been received from customers and for which the earnings process has not been completed. Customer deposits consist of cash collections for undelivered product and related services as of the reporting period. The Company will recognize these deferred revenues in accordance with its revenue recognition policy, typically over a period of one year or less.

    Writeoffs of accounts receivable, net of recoveries were $78,000, $101,000 and $110,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

NET LOSS PER COMMON SHARE

    The Company calculated net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

    Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding while diluted earnings per share reflects the potential dilution that would have occurred if preferred stock had been converted and stock options and warrants had been exercised. Potential common stock equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of Series A-1 and Series B convertible preferred stock. As of December 31, 1999, there was 1,795,000 and 120,000 shares of Series A-1 and Series B convertible preferred stock outstanding, respectively. In addition, there were 21,000, 195,000 and 780,687 outstanding options and warrants to purchase common shares as of December 31, 1997, 1998 and 1999 respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130),"Reporting Comprehensive Income."
SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During 1997, 1998 and

                             VANTAGEMED CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES: (CONTINUED)
1999, the Company had no comprehensive income components; therefore, comprehensive loss was the same as net loss for all periods presented.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Statement of Financial Accounting Standards
No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. For the years ended December 31, 1997, 1998 and 1999, the Company recognized $0, $0 and $33,000 in compensation expense related to stock options.

RECENT PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. This statement is not expected to affect the Company as it currently does not engage or plan to engage in derivative instruments or hedging activities.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

3. RESTATEMENT OF 1998 FINANCIAL STATEMENTS (SEE ALSO NOTES 4 AND 14):

    The Company previously reported a tax benefit in 1998 of $343,000. Certain deferred tax liabilities were recorded in connection with purchase business combinations. These deferred tax liabilities represent the tax effect of certain book and tax basis differences of acquired companies. Net operating losses arising subsequent to the related acquisition were benefited against the recorded deferred tax liabilities.

    Because the Company had a valuation allowance on its deferred tax assets at the date of the business combinations, the deferred tax liabilities should have been used to reduce the Company's valuation allowance with a corresponding reduction in goodwill, rather than recognizing benefits of future net

                             VANTAGEMED CORPORATION

3. RESTATEMENT OF 1998 FINANCIAL STATEMENTS (SEE ALSO NOTES 4 AND 14):
(CONTINUED)
operating losses as previously reported. The effect of the restatement for the year ended December 31, 1998 is as follows (in thousands):

                                                                1998
                                                              --------
Previously reported net loss................................  $(3,921)
Reversal of benefit for income taxes........................     (343)
Reduction of amortization of goodwill.......................       27
                                                              -------
Restated net loss...........................................  $(4,237)
                                                              =======
Previously reported basic and diluted net loss per share....  $ (1.82)
Restated basic and diluted net loss per share...............  $ (1.96)

    The information presented in Notes 4 and 14 has been restated to reflect the effects of the adjustment. Tax benefits previously reported in interim periods through September 30, 1999 have also been restated.

4. BUSINESS COMBINATIONS:

BUSINESS COMBINATIONS ACCOUNTED FOR AS PURCHASES

    Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." As a result, the Company recorded the identifiable assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Intangibles including acquired software, customer lists, covenants not to compete and assembled workforce are valued based upon discounted future cash flows associated with the related intangible asset and its economic life. The acquired deferred revenues were recorded at values which approximate the present value of cost that will be incurred to fulfill maintenance and support obligations plus a normal profit. The financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition. All purchase price allocations reported in historical financial statements are substantially final and any final adjustments are not expected to be material. The consideration for the purchases was cash, notes and company stock. The value of the Company's stock given in consideration was determined through a combination of negotiation between the buyer and the seller and by comparing the value used to other shares issued for cash.

PURCHASES DURING THE YEAR ENDED DECEMBER 31, 1997

    The Company acquired ATEK Computer Distributors, Inc. (ATEK) in July 1997. The purchase price of $976,000 comprised $175,000 in cash and 193,487 shares of common stock issued at $4.14 per share for a total of $801,000 in common stock. Goodwill is being amortized over ten years, customer lists over five years, covenants not to compete and acquired software over two years, and assembled workforce over four years.

    The Company acquired Trend Sierra (Trend) in August 1997. The purchase price of $1,600,000 comprised $75,000 in cash and $1,525,000 in notes payable. Goodwill is being amortized over ten years, acquired software over two years, customer lists over six years, covenants not to compete and assembled workforce over five years.

                             VANTAGEMED CORPORATION

4. BUSINESS COMBINATIONS: (CONTINUED)
    The Company acquired Prophase System, Inc. and Patriot Healthcare Inc. (Other 1997 Acquisitions) in 1997. The purchase price of $75,000 comprised $15,000 in cash and $60,000 in notes payable. Goodwill is being amortized over two years, customer lists over two to four years, and covenants not to compete over three years.

    The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1997 (in thousands):

                                                                  OTHER 1997
                                             ATEK      TREND     ACQUISITIONS    TOTAL
                                           --------   --------   ------------   --------
Cash.....................................   $   28     $    9        $ --        $   37
Accounts receivable......................      242        106          --           348
Inventories..............................       91         22          --           113
Property and equipment...................       72         23          --            95
Goodwill.................................    1,225        530          20         1,775
Other intangibles........................      528      1,092          66         1,686
Account payable..........................     (146)       (26)         --          (172)
Accrued liabilities......................     (103)       (79)        (11)         (193)
Customer deposits and deferred revenue...     (323)       (77)         --          (400)
Long-term debt...........................     (443)        --          --          (443)
Deferred tax liability...................     (195)        --          --          (195)
                                            ------     ------        ----        ------
Net assets acquired......................   $  976     $1,600        $ 75        $2,651
                                            ======     ======        ====        ======

PURCHASES DURING THE YEAR ENDED DECEMBER 31, 1998

    The Company acquired Pacific Software, Inc. (Pacific) in April 1998. The purchase price of $1,254,000 comprised 264,517 shares of common stock issued at $4.74 per share. Goodwill and customer lists are being amortized over ten years, acquired software and covenants not to compete over two years, and assembled workforce over four years.

    The Company acquired Medicom Corporation (Medicom) in July 1998. The purchase price of $1,000,000 comprised 100,000 shares of Series B preferred stock issued at $10.00 per share. Goodwill and customer lists are being amortized over ten years, covenants not to compete over three years, and assembled workforce over four years.

    The Company acquired CM Healthcare Technologies, Inc. (CMHT) in
August 1998. The purchase price of $1,671,000 comprised 174,095 shares of common stock issued at $9.60 per share. Goodwill is being amortized over ten years, acquired software and customer lists over two years, and assembled workforce over seven years.

                             VANTAGEMED CORPORATION

4. BUSINESS COMBINATIONS: (CONTINUED)

    The Company acquired Medsoft, Inc., American Voice Computer, Inc., and DOT Medical, Inc. (Other 1998 Acquisitions) in 1998. The purchase price of $599,000 comprised $25,000 in cash, $350,000 in notes payable and 36,332 shares of common stock issued at a weighted-average price of $6.17 per share for a total of $224,000 in common stock. Goodwill is being amortized over two to five years, acquired software over two years, customer lists over two to eight years, assembled workforce over three years and covenants not to compete over two to three years.

    The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1998 (in thousands):

                                                                    OTHER 1998
                                  PACIFIC    MEDICOM      CMHT     ACQUISITIONS    TOTAL
                                  --------   --------   --------   ------------   --------
Cash............................   $   23     $   41     $  210        $  21       $  295
Accounts receivable.............      120        133        112           18          383
Inventories.....................       31          5          4           --           40
Prepaid expenses and other......        5          1         74            6           86
Property and equipment..........      358         69         83           53          563
Goodwill........................    1,039        712      1,286          591        3,628
Other intangibles...............      172        185        607          561        1,525
Account payable.................      (30)       (28)       (71)        (193)        (322)
Accrued liabilities.............      (27)       (43)      (391)        (107)        (568)
Customer deposits and deferred
  revenue.......................     (110)        --         --         (212)        (322)
Long-term debt..................     (258)        (1)       (95)         (87)        (441)
Deferred tax liability..........      (69)       (74)      (148)         (52)        (343)
                                   ------     ------     ------        -----       ------
Net assets acquired.............   $1,254     $1,000     $1,671        $ 599       $4,524
                                   ======     ======     ======        =====       ======

PURCHASES DURING THE YEAR ENDED DECEMBER 31, 1999

    The Company acquired Civitec Healthcare Computers, Inc. (Civitec) in
April 1999. The purchase price of $1,386,000 comprised $127,000 in cash, $408,000 in notes payable and 88,667 shares of common stock issued at $9.60 per share for a total of $851,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years, and assembled workforce over eight years.

    The Company acquired Medical Software Solutions, Inc. (MSS) in May 1999. The purchase price of $1,278,000 comprised $460,000 in notes payable and 85,156 shares of common stock issued at $9.60 per share for a total of $818,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years, and assembled workforce over seven years.

    The Company acquired Brand Software, Inc. (Brand) in July 1999. The purchase price of $2,207,000 comprised 160,804 shares of common stock issued at $9.60 per share for a total of $1,544,000 in common stock, 20,000 shares of Series B preferred stock issued at $12.00 per share for a total of $240,000 in preferred stock and 25,837 stock options were assumed and 41,669 stock options were granted in

                             VANTAGEMED CORPORATION

4. BUSINESS COMBINATIONS: (CONTINUED)
connection with the acquisition with exercise prices ranging from $1.89 to $9.60 per share for a total of $423,000 in stock options. The fair value of the options granted and assumed was determined using the Black-Scholes option pricing model. Goodwill is being amortized over ten years, acquired software over four years, customer lists and covenants not to compete over three years and assembled workforce over two years.

    The Company acquired Mariner Systems, Inc. (Mariner) in August 1999. The purchase price of $10,397,000 comprised $190,000 in notes payable, 857,554 shares of common stock issued at $11.10 per share for a total of $9,519,000 in common stock, 80,611 stock options with exercise prices ranging from $.06 to $62.81 per share and 30,000 warrants issued for services rendered in connection with the acquisition for a total of $688,000 in stock options and warrants. The fair value of the options granted and assumed was determined using the Black-Scholes option pricing model. Goodwill and customer lists are being amortized over ten years, acquired software over four years, and covenants not to compete and assembled workforce over three years.

    The Company acquired CSS, Inc. (CSS) in October 1999. The purchase price of $1,350,000 comprised $230,000 in cash and 71,089 shares of common stock issued at $15.75 per share for a total of $1,120,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years and assembled workforce over eight years.

    The Company acquired Computerized Doctors Systems, Inc. (CDS) in
October 1999. The purchase price of $2,412,000 comprised $500,000 in cash, 113,413 shares of common stock issued at $15.75 per share for a total of $1,786,000 in common stock and 17,756 stock options with an exercise price of $15.75 for a total of $126,000 in stock options. The fair value of the options granted and assumed was determined using the Black-Scholes option pricing model. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over two years and assembled workforce over six years.

    The Company acquired Medical Digital Technologies, Inc. (MDT) in
October 1999. The purchase price of $2,620,000 comprised $600,000 in cash, $500,000 in notes payable and 96,491 shares of common stock issued at $15.75 per share for a total of $1,520,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years and assembled workforce over four years.

    The Company acquired Data Decisions, Inc. (Data Decisions) in October 1999. The purchase price of $2,488,000 comprised $78,000 in cash, $222,000 in notes payable and 138,958 shares of common stock issued at $15.75 per share for a total of $2,188,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years and assembled workforce over four years.

    The Company acquired Acrotrex Corporation, Metropolitan Information
Systems, Inc., Care Information Systems, Inc., Logos Systems, Inc., Health Information Network and Pepware Software, Inc. (Other 1999 Acquisitions) in 1999. The purchase price of $2,986,000 comprised $25,000 in cash, $598,000 in notes payable and 233,376 shares of common stock issued at prices ranging from $9.60 to $15.75 per share for a total of $2,363,000 in common stock. Goodwill is being amortized over two to ten years, acquired software over two to four years, customer lists over four to ten years, covenants not to compete over three years and assembled workforce over one to ten years.

                             VANTAGEMED CORPORATION

4. BUSINESS COMBINATIONS: (CONTINUED)
    The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1999 (in thousands):

                                                                                                                   DATA
                                    CIVITEC      MSS       BRAND     MARINER      CSS        CDS        MDT      DECISIONS
                                    --------   --------   --------   --------   --------   --------   --------   ---------
Cash..............................   $  234     $   18     $   56    $ 3,962     $   13     $  277     $  321     $   16

Accounts receivable...............       18         92         --        177         57        171        132        126

Inventories.......................        3         --         --          3        102          6         28         41

Prepaid expenses and other........        7        225         --        390          4         14         89         --

Property and equipment............       24         --        115        324         11         20         37         83

Goodwill..........................      735        493      2,214      6,607        850      1,661      1,788      1,924

Other intangibles.................    1,246      1,114      1,096      1,302        713      1,001      1,265        994

Account payable...................      (56)       (34)      (130)       (68)       (41)       (28)      (139)       (85)

Accrued liabilities...............      (38)       (81)      (110)      (799)       (12)       (89)      (178)       (41)

Customer deposits and
  deferred revenue................     (289)       (64)      (546)      (379)       (62)      (202)      (217)       (43)

Long-term debt....................       --        (13)       (50)      (166)        --        (19)        --       (116)

Deferred tax liability............     (498)      (472)      (438)      (956)      (285)      (400)      (506)      (411)
                                     ------     ------     ------    -------     ------     ------     ------     ------

Net assets acquired...............   $1,386     $1,278     $2,207    $10,397     $1,350     $2,412     $2,620     $2,488
                                     ======     ======     ======    =======     ======     ======     ======     ======

                                     OTHER 1999
                                    ACQUISITIONS    TOTAL
                                    ------------   --------
Cash..............................     $   86      $ 4,983
Accounts receivable...............        248        1,021
Inventories.......................         11          194
Prepaid expenses and other........        111          840
Property and equipment............         57          671
Goodwill..........................      2,113       18,385
Other intangibles.................      2,255       10,986
Account payable...................       (145)        (726)
Accrued liabilities...............       (279)      (1,627)
Customer deposits and
  deferred revenue................       (109)      (1,911)
Long-term debt....................       (460)        (824)
Deferred tax liability............       (902)      (4,868)
                                       ------      -------
Net assets acquired...............     $2,986      $27,124
                                       ======      =======

    As discussed in Note 3, the Company had recorded certain deferred tax assets on which it had valuation allowances at the dates of the various acquisitions. Accordingly, the goodwill reported in the business combinations tables above and the valuation allowance of the Company at the acquisition date has been reduced by $343,000 and $4,868,000 at December 31, 1998 and 1999, respectively.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

    The following unaudited pro forma information presents the consolidated results of operations of the Company as if all of the acquisitions had occurred as of the beginning of 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization, and interest expense on the acquisition financing. The Company believes the assumptions used in the unaudited pro forma results of operations were reasonable. The unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of January 1, 1998, nor is it indicative of future results of operations (in thousands, except per share amounts):

                                                               PRO FORMA
                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1998           1999
                                                        --------       --------
Revenue...............................................  $ 23,388       $ 27,463
Depreciation and amortization.........................     5,956          6,369
Loss available to common stockholders.................   (11,164)       (13,059)
Basic and diluted loss per share......................  $  (2.98)      $  (3.04)

                             VANTAGEMED CORPORATION

4. BUSINESS COMBINATIONS: (CONTINUED)

BUSINESS COMBINATIONS ACCOUNTED FOR AS POOLING OF INTERESTS

    In April 1998, the Company acquired all of the outstanding capital stock and options of Healthcare Information Systems, Inc. (HIS), based in Kansas City, Missouri, for 384,695 shares of VantageMed common stock and 17,022 options. Upon closing the acquisition, the assets and liabilities of HIS were recorded at net book value. Assets consisted primarily of cash, accounts receivable, inventory and fixed assets. Liabilities consisted primarily of vendor payables, accrued liabilities and deferred revenue. The accompanying consolidated financial statements reflect the acquisition of HIS as a pooling of interests.

    In December 1998, the Company acquired all of the outstanding capital stock of Northern Health Solutions, Inc. (NHS), based in Pittsburgh, Pennsylvania, for 210,416 shares of VantageMed common stock and assumption of 17,022 stock options. Upon closing the acquisition, the assets and liabilities of NHS were recorded at net book value. Assets consisted primarily of cash, accounts receivable and fixed assets. Liabilities consisted primarily of vendor payables and accrued liabilities. The accompanying consolidated financial statements reflect the acquisition of NHS as a pooling of interests.

    The accompanying consolidated financial statements have been restated to include the accounts of HIS and NHS as if the companies had combined at the beginning of the first period presented.

    There were no transactions between the Company and HIS or between the Company and NHS prior to the combination and no adjustments were necessary to conform either HIS' or NHS' accounting policies. The results of operations for the separate companies prior to the date the combination was consummated and the combined amounts presented in the consolidated statements of operations are as follows (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1997       1998
                                                             --------   --------
Revenue
The Company................................................   $1,402    $ 5,398
HIS........................................................    2,577      2,515
NHS........................................................    1,269      1,460
                                                              ------    -------
                                                              $5,248    $ 9,373
                                                              ======    =======
Net income (loss)
The Company................................................   $ (574)   $(3,928)
HIS........................................................      179        (81)
NHS........................................................      (39)      (228)
                                                              ------    -------
                                                              $ (434)   $(4,237)
                                                              ======    =======

                             VANTAGEMED CORPORATION

5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Software rights............................................   $1,500    $ 1,500
Office and computer equipment..............................      409      1,210
Furniture and fixtures.....................................      319        476
Vehicles...................................................       41         43
Leasehold improvements.....................................      399        433
                                                              ------    -------
                                                               2,668      3,662
Less: accumulated amortization and depreciation............     (436)    (1,098)
                                                              ------    -------
                                                              $2,232    $ 2,564
                                                              ======    =======

    Depreciation expense was approximately $85,000, $164,000 and $851,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. INTANGIBLES:

    Intangibles consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Goodwill..................................................  $ 5,059    $18,577
Acquired software.........................................    1,439      4,794
Customer lists............................................    1,909      9,258
Covenants not to compete..................................       36        179
Assembled workforce.......................................       97        235
                                                            -------    -------
                                                              8,540     33,043
Less: accumulated amortization............................   (1,570)    (4,592)
                                                            -------    -------
                                                            $ 6,970    $28,451
                                                            =======    =======

    Amortization expense related to intangibles was approximately $291,000, $1,281,000 and $3,022,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                             VANTAGEMED CORPORATION

7. LONG-TERM DEBT:

    The Company's long-term debt consisted of (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Promissory note, owner of acquired company, interest at
  prime plus 1.5%, not to exceed 10.5% per annum (10.0% at
  December 31, 1999), monthly principal payments of $18,750
  plus accrued interest commencing August 1999, due in full
  by August 2002, unsecured.................................  $ 1,400    $ 1,294

Promissory notes, stockholders, various fixed interest rates between 8% and 12%, monthly principal and interest
  payments between $300 and $7,000, principal ranges from
  due on demand to due June 2004, principal secured by
  assets of the Company.....................................      253        762

Promissory notes, stockholders, various fixed interest rates between 7% and 12%, monthly principal and interest
  payments between $3,000 and $10,000, principal ranges from due in December 1999 to due in May 2000 unless an IPO is
  completed, at which time the principal is due on demand,
  principal secured by assets of the Company................       --         28

Promissory notes, stockholders, bearing interest at 8%,
  monthly payments ranging from $700 to $10,000 beginning
  January 2000 through December 2000 unless an IPO is
  completed, at which time the principal is due on demand,
  secured by certain assets of the Company..................       --        174

Promissory note, stockholder, bearing interest at 15%,
  monthly principal and interest payments of $30,000 from
  April 1999 through May 2000, due in full June 2000 unless
  an IPO is completed, at which time the principal is due on
  demand, secured by certain assets of the Company..........       --        280

Promissory note, stockholder, fixed interest rate of 10%,
  monthly payments consist of accrued interest only,
  principal is due on demand, secured by certain assets of
  the Company...............................................       42          3

Promissory note, stockholder, various fixed interest rates
  between 6% and 10%, monthly payments consist of accrued
  interest only, principal is due in March 2000 to June 2000 unless an IPO is completed, at which time the principal is due on demand, secured by certain assets of the
  Company...................................................      138        238

Promissory note, stockholder, bearing interest at 10%,
  monthly payments consist of accrued interest only,
  principal due in March 2000 unless an IPO is completed, at which time the principal is due on demand, secured by
  certain assets of the Company.............................      350        250

Promissory notes, financial institution, bearing interest at
  9.5%, monthly principal and interest payments between $300 and $500 through February 2003, secured by Company
  vehicles..................................................       --         27

Convertible promissory notes, stockholders, bearing interest at 10% per annum, convertible into 40,000 shares of the
  Company's common stock at $7.50 per share, subject to a
  conversion provision upon completion of a public offering,
  principal and interest due December 1999, unsecured.......      300        300

                             VANTAGEMED CORPORATION

7. LONG-TERM DEBT: (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Promissory notes, stockholder, non-interest bearing, $20,000 paid in January 1998 and the balance paid in January 1999,
  secured by stock in the Company...........................       20         --
Promissory note, stockholder, non-interest bearing, monthly
  payments of $2,000, due on demand, personally guaranteed
  by Chairman of the Company................................       52         28
Line of credit, stockholder, maximum borrowing of $500,000,
  bearing interest at 8%. In January 1999 the note was
  converted into shares of Series A-1 preferred stock of the
  Company...................................................      500         --
Promissory note, stockholder, bearing interest at 12%,
  principal payments of $3,900 beginning January 2001
  through 2003, principal secured by assets of the
  Company...................................................       --        142
Convertible promissory note, stockholder, bearing interest
  at 6%, principal balance due July 2000 unless an IPO is
  completed, at which time the principal is due on demand or can be converted into shares of the Company's common stock at 50% of the IPO price, principal secured by assets of
  the Company...............................................       --      3,000
Convertible promissory note, stockholder, bearing interest
  at 10%, principal balance due August 2002 unless an IPO is completed, at which time the principal is due on demand or can be converted into 51,351 shares of the Company's
  common stock at a price not to exceed $7.00 per share,
  principal secured by assets of the Company................       --        190
Promissory note, stockholder, bearing interest at 10%,
  principal payments of $8,300 beginning June 2001 through
  2004, principal secured by assets of the Company..........       --        300
Promissory note, stockholder, bearing interest at 10%
  principal payments of $8,300 beginning January 2000
  through May 2000, principal secured by assets of the
  Company...................................................       --         50
Promissory note, stockholder, bearing interest at 10%,
  principal payments of $27,800 beginning October 1999
  through October 2001, principal secured by assets of the
  Company...................................................       --        500
Line of credit, financial institution, maximum borrowing of
  $50,000, bearing interest at prime plus 4% (12.5% at
  December 31, 1999), principal secured by assets of the
  Company...................................................       --         40
Promissory note, financial institution, bearing interest at
  3.9%, principal payments of $320 to $370 through December
  2000, principal secured by assets of the Company..........       --         18
Promissory note, financial institution, bearing interest at
  9.75%, principal payments of $3,900 to $4,500 through
  February 2000, principal secured by assets of the
  Company...................................................       --        113
Promissory note, vendor for purchase of assets, bearing
  interest at 8.00%, principal payments of $1,600 to $1,700
  through November 2000, principal secured by assets........       --         18
Line of credit, financial institution, maximum borrowing of
  $50,000, bearing interest at lender's base rate plus 3.1%
  (12.5% at December 31, 1999), personally guaranteed by a
  stockholder...............................................       50         34
Capital lease obligations...................................      126        424
                                                              -------    -------
                                                                3,231      8,213
Less: current portion.......................................   (1,510)    (5,574)
                                                              -------    -------
                                                              $ 1,721    $ 2,639
                                                              =======    =======

                             VANTAGEMED CORPORATION

7. LONG-TERM DEBT: (CONTINUED)
    Future minimum payments under all debt obligations excluding capital lease obligations subsequent to December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $5,365
2001........................................................     803
2002........................................................     589
2003........................................................     457
2004........................................................     382
Thereafter..................................................     193
                                                              ------
                                                              $7,789
                                                              ======

8. CAPITAL AND OPERATING LEASE OBLIGATIONS:

    The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                          CAPITAL LEASES   OPERATING LEASES
------------------------                          --------------   ----------------
2000............................................      $ 256             $1,065
2001............................................        132                911
2002............................................         57                630
2003............................................         22                434
2004............................................          8                348
Thereafter......................................         29                179
                                                      -----             ------
  Total minimum payments........................      $ 504             $3,567
                                                                        ------
Less: interest on capital lease obligations at
  rates of 8.13% to 27.00%......................         80
                                                      -----
Net minimum principal payments..................        424

Less: current maturities........................       (209)
                                                      -----
Long-term portion...............................      $ 215
                                                      =====

    Rent expense was approximately $204,000, $509,000 and $866,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                             VANTAGEMED CORPORATION

9. STOCKHOLDERS' EQUITY:

COMMON STOCK

    As of December 31, 1999, the Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001 per share.

    During 1999, the Board of Directors approved a one-for-three reverse stock split. The split was effective shortly before the completion of the IPO on February 14, 2000, and affected all outstanding shares of common stock. All common share and per share data in these financial statements have been retroactively adjusted to give effect to the reverse stock split. In addition, the conversion and exercise provisions of the outstanding shares of preferred stock, stock options and warrants have been adjusted accordingly.

PREFERRED STOCK

    The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, of which 1,850,000 shares are designated for Series A-1 preferred stock (Series A-1), 1,795,300 of which are issued and outstanding as of December 31, 1999 and 500,000 are designated for Series B preferred stock (Series B), 120,000 of which are issued and outstanding as of December 31, 1999. As of January 1, 1999, 413,018 shares of previously issued Series A preferred stock was re-designated as Series A-1 in conjunction with the issuance of an additional 1,382,282 shares of Series A-1 to the same investor. Significant terms of the preferred stock are as follows:

- Each share of Series A-1 is convertible at the option of the holder into shares of common stock as determined by a conversion ratio applicable to the Series A-1 preferred stock. There is no stated conversion ratio, only a formula for deriving the ratio. Shares of Series A-1 and B will automatically be converted into common stock upon the closing of a public offering in excess of $12,500,000 and $10,000,000, respectively, and at a price equal to or greater than $27.00 per share for Series A-1. During 1999, the Company has received a commitment from the Series A-1 preferred shareholder to convert their preferred stock upon the closing of a public offering.

- Each share has the same voting rights as the number of shares of common stock to which it could be converted.

- In the event of liquidation, dissolution or winding up of the Company, the preferred shareholders of Series A-1 and B shall receive an amount equal to $2.63 and $10.00 per share, respectively, plus an amount equal to all declared but unpaid dividends on each share. During 1999, the amount that Series B shareholders would receive in the event of a liquidation was increased to $12.00 per share. In the event available assets are insufficient to pay the full liquidation preference amount, any remaining assets will be distributed ratably among the holders of Series A-1 and B preferred stock in proportion to the amount of stock owned by each holder.

- Holders of preferred stock are entitled to annual non-cumulative dividends of $2.63 per share for Series A-1 and $0.08 for Series B, as declared by the Board of Directors, before any dividend declared on common stock. No dividends have been declared since inception through December 31, 1999.

DEFERRED COMPENSATION

    The Company recorded deferred compensation of $0, $0 and $111,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The amounts recorded represent the difference between the

                             VANTAGEMED CORPORATION

9. STOCKHOLDERS' EQUITY: (CONTINUED)
grant price and the deemed fair value of the Company's common stock for the shares subject to options granted. The amortization of the deferred compensation will be charged to operations over the vesting period of the options. Total amortization expense recognized was $0, $0 and $33,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

10. STOCK OPTION PLANS AND WARRANTS:

    The Company has two stock option plans, the Healthcare Information Systems Plan (HIS Plan) and the 1998 Stock Option/Stock Issuance Plan (1998 Plan). No further options may be granted under the HIS Plan, and all 17,022 options previously granted and outstanding under the HIS Plan have been converted into options of the Company's common stock. Each HIS option was converted into
0.13055 of the Company's options at an exercise price of $1.89 per share. Under the 1998 Plan, the Board of Directors is authorized to grant options for up to 1,000,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two separate equity programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered the Company. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. The 1998 Plan permits the exercise of unvested options. Unvested common stock purchased under the 1998 Plan is subject to repurchase by the Company at the option exercise price.

    As permitted by SFAS 123, the Company has elected to account for its stock-based compensation plans under the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the Company's option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, the Company's pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Net income (loss) available to common stockholders
  As reported.....................................   $ (434)   $(4,237)   $(10,215)
  Pro forma.......................................     (438)    (4,362)    (11,632)

Basic and diluted earnings (loss) per share
  As reported.....................................   $(0.27)   $ (1.96)   $  (3.13)
  Pro forma.......................................    (0.27)     (2.02)      (3.57)

                             VANTAGEMED CORPORATION

10. STOCK OPTION PLANS AND WARRANTS: (CONTINUED)
    For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999:

                                                               1998       1999
                                                             --------   --------
Dividend yield.............................................        0%         0%
Risk-free interest rate....................................      4.5%       6.3%
Stock price volatility.....................................       50%        70%
Expected life..............................................  6 years    6 years

    The resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of stock option activity and related information is as follows (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------
                                    1997                    1998                    1999
                            ---------------------   ---------------------   ---------------------
                                        WTD. AVG.               WTD. AVG.               WTD. AVG.
                                        EXERCISE                EXERCISE                EXERCISE
                            NUMBER OF   PRICE PER   NUMBER OF   PRICE PER   NUMBER OF   PRICE PER
                             SHARES       SHARE      SHARES       SHARE      SHARES       SHARE
                            ---------   ---------   ---------   ---------   ---------   ---------
Balance, beginning of
  period..................     17         $1.89         17        $1.89        186       $ 7.14
  Granted.................     --            --        169         7.65        249         9.74
  Assumed.................     --            --         --           --        124         7.10
  Exercised...............     --            --         --           --         (1)        6.18
  Forfeited or canceled...     --            --         --           --        (21)       16.07
                               --         -----        ---        -----        ---       ------
Balance, end of period....     17         $1.89        186        $7.14        537       $ 8.00
                               ==         =====        ===        =====        ===       ======
Vested, end of period.....      9                       16                     198
                               ==                      ===                     ===

    During 1999, the Company assumed 124,204 stock options from Brand, Mariner and CDS at exercise prices between $0.06 and $62.81 per share. All assumed stock options were rolled into the Company's 1998 Plan with no change in option terms from the original grant.

    The following table summarizes information about the Company's outstanding stock options at December 31, 1999 (in thousands, except per share amounts):

                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-----------------------------------------------------------------   -------------------------
                                     WTD. AVG.                        # OF
RANGE OF EXERCISE    # OF SHARES   CONTRACT LIFE     WTD. AVG.       SHARES      WTD. AVG.
PRICE                OUTSTANDING     REMAINING     EXERCISE PRICE    VESTED    EXERCISE PRICE
-----------------    -----------   -------------   --------------   --------   --------------
$.06 - $1.74.......       45           5.87            $ 0.11          44          $ 0.09
$1.82 - $4.50......       50           6.60            $ 2.42          48          $ 2.37
$6.50 - $8.34......      231           8.56            $ 7.46          61          $ 7.13
$9.60 - $11.10.....      188           9.56            $10.41          42          $ 9.60
$12.56 - $62.81....       23           8.97            $21.16           3          $29.38
                         ---           ----            ------         ---          ------
$.06 - $62.81......      537           8.52            $ 8.00         198          $ 5.21
                         ===           ====            ======         ===          ======

                             VANTAGEMED CORPORATION

10. STOCK OPTION PLANS AND WARRANTS: (CONTINUED)
    During 1997, the Company issued options to purchase up to 1,437 shares of the Company's common stock at a price of $1.74 per share, 2,283 shares at a price of $4.50 per share and 3,786 shares at a price of $7.50 per share to a consultant in connection with raising capital for the Company. The exercise price approximates the stock price on the issuance dates and the options were fully vested at issuance. The fair value of the options of approximately $25,000 was calculated using the Black-Scholes option pricing model and is netted against proceeds from common stock issued.

    During 1999, the Company issued options to purchase up to 2,166 shares of the Company's common stock at a price of $7.50 per share to a consultant in connection with raising capital for the Company. The fair value of the options of approximately $12,000 was calculated using the Black-Scholes option pricing model and is netted against the proceeds from common stock issued.

WARRANTS

    During 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants to purchase up to 66,666 shares of the Company's common stock at a price of $7.50 per share, the fair value on the date of issuance, and the right to purchase another 50,000 shares of the Company's common stock at the price of $10.50 per share. The warrants became immediately exercisable upon the conversion of the note to common stock and all unexercised warrants were to expire on August 31, 1999. The fair value of the warrants of approximately $50,000 was calculated using the Black-Scholes option pricing model and was amortized to interest expense over the two month term of the note. Subsequently the note was converted to 13,333 shares of common stock at $7.50 per share, and 6,666 warrants were exercised at $7.50 per share. The remaining warrants expired on August 31, 1999.

    In August 1999, the Company issued 30,000 warrants at an exercise price of $11.10 per share in connection with the acquisition of Mariner. The fair value of these warrants was recorded as additional purchase price in the Mariner acquisition. In October 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants for 13,333 shares exercisable at a price equal to 60% of the initial price of shares of the Company's common stock sold in the IPO. This warrant may be exercised at any time following the completion of the offering and terminates on October 6, 2002. The fair value of the warrants of approximately $80,000 was calculated using the Black-Sholes option pricing model and is being amortized to interest expense over the term of the note.

11. RELATED PARTY TRANSACTIONS:

    The Company had receivables from related parties included in prepaid expenses and other of $26,000 and $6,000 at December 31, 1998 and 1999, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash payments for interest amounted to approximately $47,000, $220,000 and $922,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company made cash payments for income taxes of approximately $800, $800 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

    During the year ended December 31, 1997, the Company acquired ATEK Computer Distributors, Inc., Trend Sierra, Prophase System, Inc. and Patriot
Healthcare, Inc. Aggregate consideration for these acquisitions completed in 1997 were 193,487 shares of common stock, $265,000 in cash, and

                             VANTAGEMED CORPORATION

12. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
$1,585,000 in notes payable for an approximate aggregate value of $2,651,000. Additionally, the Company financed the purchase of property and equipment under capital leases of approximately $61,000, purchased software for a $120,000 note payable, and converted a $125,000 note into preferred stock.

    During the year ended December 31, 1998, the Company acquired
Medsoft, Inc., American Voice Computer, Inc., Pacific Software, Inc., DOT Medical, Inc., Medicom Corporation and CM Healthcare Technologies, Inc. Aggregate consideration for these acquisitions completed in 1998 was 474,944 common shares, 100,000 shares of Series B preferred stock, $25,000 in cash, and $350,000 in notes payable for an approximate aggregate value for $4,524,000. The Company issued stock warrants with an aggregate fair value of approximately $50,000 for services rendered to the Company. Additionally, the Company financed the purchase of property and equipment under capital leases of approximately $114,000 and converted a note payable for $250,000 into common stock.

    During the year ended December 31, 1999, the Company acquired Civitec Healthcare Computers, Inc., Acrotrex Corporation, Medical Software
Solutions, Inc. and Metropolitan Information Services, Inc., Brand
Software, Inc., Care Information Systems, Inc., Mariner Systems, Inc., Health Information Network, Logos Systems, Inc., CSS, Inc., Pepware Software, Inc., Computerized Doctors Systems, Inc., Medical Digital Technologies, Inc., and Data Decisions, Inc. Aggregate consideration for these acquisitions completed in 1999 was 1,845,508 common shares for a total of $21,709,000 in common stock, 20,000 shares of preferred stock for a total of $240,000 in preferred stock, $1,560,000 in cash, $2,378,000 in notes payable, and $1,237,000 in stock options for an approximate aggregate value of $27,124,000. Additionally, the Company converted a $500,000 line of credit to 197,628 shares of Series A-1 preferred stock and financed the purchase of property and equipment under capital leases of approximately $82,000.

13. EMPLOYEE BENEFIT PLANS:

    The Company maintains a 401(k) Savings Plan (the Plan). Under the terms of the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a six-year period. Discretionary contributions made to the Plan were approximately $0, $4,000 and $2,500 for the years ended December 31, 1997, 1998 and 1999, respectively.

                             VANTAGEMED CORPORATION

14. INCOME TAXES:

    The provision (benefit) for income taxes consists of (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
Current:
  Federal..........................................   $  --     $    --    $    --
  State............................................      --          --         --
                                                      -----     -------    -------
    Total current..................................      --          --         --

Deferred:
  Federal..........................................    (307)     (1,165)    (2,895)
  State............................................     (61)       (257)      (642)
                                                      -----     -------    -------
    Total deferred.................................    (368)     (1,422)    (3,537)
                                                      -----     -------    -------
Change in valuation allowance......................     173       1,422      3,537
                                                      -----     -------    -------
    Net income tax provision (benefit).............   $(195)    $    --    $    --
                                                      =====     =======    =======

                             VANTAGEMED CORPORATION

14. INCOME TAXES: (CONTINUED)

    Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 1999, the Company had potential tax benefits from net operating loss carryforwards of approximately $5,352,000 and $918,000 available to offset future federal and state taxable income, respectively. Such federal and state carryforwards expire through 2020. The extent to which the loss carryforwards can be used to offset future taxable income may be limited. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $   967    $ 6,270
  Accruals and reserves...................................      416        468
  Depreciation............................................       31         --
  Difference between book and tax basis of intangibles....      100        159
                                                            -------    -------
                                                              1,514      6,897

Deferred tax liabilities:
  Difference between book and tax amortization related to
    acquired identifiable intangibles other than
    goodwill..............................................     (166)    (3,993)
                                                            -------    -------
Net deferred tax asset before allowance...................    1,348      2,904
                                                            -------    -------
Valuation allowance.......................................   (1,348)    (2,904)
                                                            -------    -------
    Net deferred tax asset................................  $    --    $    --
                                                            =======    =======

    The change in the valuation allowance above is attributed primarily to the results of operations and the effects of purchase accounting on the valuation allowance.

    The following table accounts for the differences between the actual tax benefit and amounts obtained by applying the Statutory U.S. Federal rate to the loss before income taxes (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
Expected tax benefit...............................   $(214)    $(1,441)   $(3,473)
Decrease in income taxes resulting from:
  State income benefit.............................     (38)       (254)      (613)
  Increase in deferred tax asset valuation
    allowance, resulting primarily from current
    year operations................................      40       1,422      3,537
  Nondeductible expenses...........................      --          77         --
  Other, net.......................................      17         196        549
                                                      -----     -------    -------
Net income tax benefit.............................   $(195)    $    --    $    --
                                                      =====     =======    =======

                             VANTAGEMED CORPORATION

15. CONTINGENCIES

    Beginning on March 13, 2000 a series of securities class action lawsuits have been filed against the Company alleging that the Company's S-1 Registration Statement and prospectus contained false and misleading statements. The lawsuits allege that the Company failed to describe that the Company would be delayed in introducing a new version of one of its software products, which delay would adversely effect the Company's future results. The Company believes these actions are without merit and it intends to vigorously defend itself against them. However, depending on the amount and timing, ultimate resolution of some or all of these matters could materially affect future operations.

16. SEGMENT REPORTING:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company for the fiscal year ended December 31, 1998. This statement establishes standards for reporting selected segment services, geographic areas and major customers. The Company reported on two operating segments in 1998 and 1999--the software and systems sales and customer support and electronic services groups. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians, dentists and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

    For the year ended December 31, 1998, the following table reports selected segment information (in thousands):

                                                               CUSTOMER
                                                              SUPPORT AND
                                              SOFTWARE AND    ELECTRONIC
                                              SYSTEMS SALES    SERVICES      TOTAL
                                              -------------   -----------   --------
Revenues....................................     $3,943          $5,430      $9,373
Cost of revenues............................      2,146           3,606       5,752
                                                 ------          ------      ------
  Gross margin..............................     $1,797          $1,824      $3,621
                                                 ======          ======      ======

                             VANTAGEMED CORPORATION

16. SEGMENT REPORTING: (CONTINUED)
    For the year ended December 31, 1999, the following table reports selected segment information (in thousands):

                                                              CUSTOMER
                                                             SUPPORT AND
                                             SOFTWARE AND    ELECTRONIC
                                             SYSTEMS SALES    SERVICES      TOTAL
                                             -------------   -----------   --------
Revenues...................................     $9,429          $9,983     $19,412
Cost of revenues...........................      4,078           6,226      10,304
                                                ------          ------     -------
  Gross margin.............................     $5,351          $3,757     $ 9,108
                                                ======          ======     =======

17. SUBSEQUENT EVENTS:

    The Company's Registration Statement on Form S-1 was declared effective by the SEC on February 14, 2000. The Company sold 3,000,000 shares of common stock to the public and realized net proceeds of approximately $33,500,000. Subsequent to the IPO, the Company paid off approximately $3.5 million in notes payable and accrued interest. The remainder of the net proceeds will be used for future acquisitions, product development, working capital and other general corporate purposes.

    On February 15, 2000, a convertible promissory note and accrued interest held by a member of the Board of Directors of the Company were converted into 510,685 shares of common stock. The beneficial conversion feature of the note is $3 million and was recognized as interest expense on the date of conversion.

    During 1999, the Board of Directors approved a one-for-three reverse stock split. The split occurred upon the effectiveness of the Company's Registration Statement, on February 14, 2000, and affected all outstanding shares of common stock. All common share and per share data in these financial statements have been retroactively adjusted to give effect to the reverse stock split. In addition, the conversion and exercise provisions of the outstanding shares of preferred stock, stock options and warrants have been adjusted accordingly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Our executive officers and directors and their ages as of March 23, 2000 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
James L. Seiler(1)........................     53      Chief Executive Officer and Chairman of
                                                       the Board

Joel M. Harris(1).........................     45      President and Director

Richard W. Pendleton(1)...................     53      Senior Vice President--Mergers and
                                                       Acquisitions and Director

Thomas A. McCreery........................     46      Chief Financial Officer

Larry W. LeGate...........................     57      Senior Vice President--Sales

Gregory F. Vap............................     47      Senior Vice President--Operations

Peter Friedli(2)(3).......................     46      Director

John R. Stevens(2)(3).....................     78      Director

------------------------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

    Board of Directors is divided into three classes. Class I will consist of Messrs. Pendleton and Friedli, Class II will consist of Messrs. Seiler and Stevens and Class III will consist of Mr. Harris. See "Description of Capital Stock--Anti-takeover Provisions of the Certificate of Incorporation and Bylaws."

    JAMES L. SEILER has served as our Chief Executive Officer since our acquisition of Mariner Systems, Inc. in August 1999 and became the Chairman of our Board of Directors in January 2000. Prior to joining us, Mr. Seiler served as President and Chief Executive Officer of Mariner Systems Inc., a managed care software company, from September 1993 to August 1999, and also as Chairman of the Board from November 1997 to August 1999. Before joining Mariner, Mr. Seiler served first as Chief Financial Officer and then as President and Chief Executive Officer of Destron/IDI, Inc., a public radio frequency technology company. Mr. Seiler is a Certified Public Accountant and received a Bachelor of Science degree in Accounting from the University of Akron.

    JOEL M. HARRIS was a co-founder of VantageMed since May 1996 and has served as our President since May 1997. Mr Harris also served concurrently as our Chief Executive Officer from May 1997 through August 1999. From October 1994 through April 1996, Mr. Harris served as Chief Operating Officer of Insurance Benefit Spot Check, Inc., a provider of electronic data interchange services for healthcare providers. Previously, Mr. Harris co-founded the Stratum Group, a software development and consulting firm. Mr. Harris received a Bachelor of Science degree in Business Administration from California State University, Northridge.

    RICHARD W. PENDLETON was a co-founder of VantageMed and served as Chairman of the Board from our inception in April 1995 until January 2000. Mr. Pendleton has also served concurrently as Senior Vice President--Mergers and Acquisitions since April 1997. From October 1993 to February 1995,

Mr. Pendleton served as Senior Vice President and Director of Software Development for QuadraMed Corporation, a healthcare information technology company. Prior to his work with QuadraMed, Mr. Pendleton served as President of Coast Micro, Inc., a medical software company, and founded and served as Chief Executive Officer of Cost Containment Systems, Inc., a healthcare software company. Mr. Pendleton has also held senior administrative positions at several medical centers. Mr. Pendleton received a Master of Business Administration in Hospital Administration from the University of Chicago and a Bachelor of Science degree in Business Administration from the University of Illinois--Chicago.

    THOMAS A. MCCREERY joined VantageMed as our Chief Financial Officer in August 1998. From September 1997 through July 1998, Mr. McCreery was an independent consultant. From April 1997 to August 1997, Mr. McCreery served as the Chief Financial Officer and negotiated the sale of Falcon Systems, a computer storage systems company. From May 1989 through March 1997, Mr. McCreery held a number of executive positions with several affiliates of Wickland Oil Company, an international petroleum company. Mr. McCreery is a certified public accountant and received a Master of Business Administration from the University of Chicago and a Bachelor of Arts degree in Economics from the University of California at Davis.

    LARRY W. LEGATE was a co-founder of VantageMed and has served as our Senior Vice President--Sales since inception in April 1995. Mr. LeGate also served as a member of our Board of Directors from April 1997 through August 1999. From January 1994 through June 1995, Mr. LeGate was the Senior Vice President of Sales and Marketing for QuadraMed Corporation. Prior to joining QuadraMed,
Mr. LeGate served as Vice President of Sales and Customer Service for DATIS Corporation, a database software products company. Mr. LeGate received a Bachelor of Science degree in Architectural Engineering from Oklahoma State University.

    GREGORY F. VAP has served as our Senior Vice President--Operations since December 1998 and served as our Senior Vice President from April 1998 through December 1998. Prior to joining us, Mr. Vap founded Heathcare Information Systems, Inc., a provider of medical practice management products, and served as President and Chief Executive Officer from 1984 until our acquisition of Healthcare Information Systems in April 1998. Mr. Vap received a Bachelor of Science degree in Electronic Engineering from the Missouri Institute of Technology.

    PETER FRIEDLI has served as director of VantageMed since September 1999.
Mr. Friedli has been the principal of Friedli Corporate Finance, Inc., a venture capital firm, since its inception in 1986. Prior to joining Friedli Corporate Finance, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli has over a decade of experience as an independent investment manager for venture capital and has managed various venture investment companies in the U.S.

    JOHN R. STEVENS has served as a director of VantageMed since May 1997. Since 1987, Mr. Stevens has served as the Chief Executive Officer and Chairman of the Board of StellarNet, Inc., a software and communications company, which he founded. Mr. Stevens received a Bachelor of Science degree in Military Science from the University of Maryland.

    Our Board has been divided into three classes. After an initial transition period, directors of each class will be elected to serve for three-year terms and until their successors are elected and qualified. Class I consists of Messrs. Pendleton and Friedli, Class II consists of Messrs. Seiler and Stevens and Class III consists of Mr. Harris. Class I directors will stand for election at our fiscal year 2000 Annual Shareholder Meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of the Company's records, the Company is aware that the following officers, directors or 10% holders of shares of common stock of the Company, failed to timely file the initial report disclosing beneficial ownership of securities of the Company as required under
Section 16(a) of the Securities Exchange Act of 1934, as amended, immediately after the effectiveness of the initial public offering. Each of Peter Friedli, Joel M. Harris, Larry W. LeGate, Thomas A. McCreery, Richard W. Pendleton,
James L. Seiler, John R. Stevens and Gregory F. Vap failed to timely file their respective Form 3 reporting their initial statement of beneficial ownership of securities upon the Company registering its Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934, in February 2000. The Form 3's were filed with the Securities and Exchange Commission on February 28, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the total compensation paid or accrued by us for the fiscal year ended December 31, 1998 and 1999 for our Chief Executive Officer and our other four most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                    SECURITIES
                                                      ANNUAL COMPENSATION           UNDERLYING
                                               ---------------------------------     OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR      SALARY        BONUS      GRANTED(#)    COMPENSATION
---------------------------                    --------   --------      --------   ------------   ------------
James L. Seiler .............................    1998     $     --       $   --           --             --
  Chief Executive Officer and Chairman           1999       50,000(1)     2,000      100,000             --
  of the Board

Joel M. Harris ..............................    1998      120,000(2)        --           --             --
  President and Director                         1999      120,000(3)     3,000           --             --

Richard W. Pendleton ........................    1998      120,000           --           --             --
  Senior Vice President--Mergers and             1999      120,000(4)     2,000           --             --
  Acquisitions and Director

Thomas A. McCreery ..........................    1998       52,500           --       66,666             --
  Chief Financial Officer                        1999      120,000           --           --             --

Gregory F. Vap ..............................    1998       83,333           --           --         $7,689(5)
  Senior Vice President--Operations              1999      125,000(6)     2,083           --             --

--------------------------

(1) Includes $10,000 of compensation deferred until 2000 at the election of Mr. Seiler. On an annual basis, Mr. Seiler's salary would have been $120,000.

(2) Includes $20,000 of compensation deferred until 1999 at the election of Mr. Harris.

(3) Includes $15,000 of compensation deferred until 2000 at the election of Mr. Harris.

(4) Includes $10,000 of compensation deferred until 2000 at the election of Mr. Pendleton.

(5) The $7,689 in "Other Compensation" was a one-time payment for benefits surrendered by Mr. Vap upon his joining us.

(6) Includes $10,417 of compensation deferred until 2000 at the election of Mr. Vap.

    All bonuses shown on the above table represent obligated amounts equal to 20% of the salary deferments. These deferred salary and bonus amounts were repaid from the proceeds of the initial public offering in February, 2000.

    Mr. Harris, our President, also served as our Chief Executive Officer until August 5, 1999, at which time Mr. Seiler became our Chief Executive Officer. On an annual basis, Mr. Seiler's salary for 1999 would have been $120,000.
Mr. McCreery became our Chief Financial Officer on July 28, 1998. On an annual basis, his salary for 1998 would have been $120,000. Mr. Vap became our Senior Vice President--Operations on May 1, 1998. On an annual basis, his salary for 1998 would have been $125,000.

                  OPTION GRANTS IN FISCAL YEARS 1998 AND 1999

    The following table sets forth option grants for the years ended
December 31, 1998 and 1999 to each of the Named Executive Officers who received options:

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                           PERSENT OF                             ANNUAL RATES OF STOCK
                                                          TOTAL OPTIONS                            PRICE APPRECIATION
                                       NUMBER OF SHARES    GRANTED TO                                FOR OPTION TERM
                             FISCAL       UNDERLYING      EMPLOYEES IN    EXERCISE   EXPIRATION   ---------------------
NAME                        YEAR END   OPTIONS GRANTED     FISCAL YEAR     PRICE        DATE         5%         10%
----                        --------   ----------------   -------------   --------   ----------   --------   ----------
James L. Seiler...........    1999          100,000             37%        $11.10      8/06/09    $698,073   $1,769,054

Joel M. Harris............      --               --             --             --           --          --           --

Richard W. Pendleton......      --               --             --             --           --          --           --

Thomas A. McCreery........    1998           38,333             21%        $ 7.50     12/02/08    $180,807   $  458,198
                              1998           13,333(1)           7%        $ 7.50     12/02/08    $ 62,888   $  159,370
                              1998           15,000(2)           8%        $ 7.50     12/02/08    $ 70,751   $  179,296

Gregory F. Vap............      --               --             --             --           --          --           --

--------------------------

(1) 6,250 shares of Mr. McCreery's 13,333 share option vested upon the close of the IPO.

(2) 833 shares of Mr. McCreery's 15,000 share option vested upon the close of the IPO.

    The percentages listed in the "Percent of Total Options Granted to Employees in Fiscal Year" column in the above table are based on an aggregate of 178,037 options granted during fiscal year 1998 and 269,354 options granted during fiscal year 1999 to employees.

    The exercise price per share of each option shown in the above table was equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors after consideration of a number of factors, including, but not limited to, our financial performance, market conditions, and the price and preferred rights and privileges of shares of equity securities sold to or purchased by outside investors.

    The potential realizable values shown in the above table were calculated based on the term of each option at its time of grant, which is ten years. These values are calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR END 1999 OPTION
  VALUES

    The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 1999 with respect to the Named Executive Officers. Except as set forth below, no options or stock appreciation rights were exercised by any such individual during such year, and no stock appreciation rights were outstanding on December 31, 1999.

                                                      NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                         SHARES                        AT FISCAL YEAR END                    AT FISCAL YEAR END
                       ACQUIRED ON    VALUE     ---------------------------------      -------------------------------
NAME                    EXERCISE     REALIZED    EXERCISABLE        UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                   -----------   --------   -------------       -------------      -----------       -------------
James L. Seiler......                     --       100,000(1)               --          $ 90,000(2)              --
                                                    36,321                  --           348,570(3)              --

Joel M. Harris.......                                   --                  --                --                 --

Richard W.                                              --                  --                --                 --
  Pendleton..........

Thomas A. McCreery...                               26,146              40,521           117,657(4)         182,345(4)

------------------------

(1) These options are immediately exercisable and are subject to a repurchase right held by VantageMed which lapses in equal monthly installments over a period of 36 months.

(2) Based on the offering price of $12.00 per share, less the option exercise price of $11.10 payable for these shares.

(3) Based on the offering price of $12.00 per share, less option exercise prices as follows: 10,508 of these options have an exercise price of $6.28; 4,549 of these options have an exercise price of $4.40 per share; and 21,264 of these options have an exercise price of $0.06 per share.

(4) Based on the offering price of $12.00 per share, less the option exercise price of $7.50 payable for these shares.

EMPLOYEE BENEFIT PLANS

    1998 STOCK OPTION/STOCK ISSUANCE PLAN. 1998 Stock Option/Stock Issuance Plan (the "1998 Plan") was adopted by our Board of Directors and approved by our stockholders in May 1998, and most recently amended and restated by our Board of Directors in November 1999, which amendment was approved by our stockholders on or about December 30, 1999. The 1998 Plan authorizes the grant of incentive and non-statutory stock options and stock bonuses.

    We had a total of 1,000,000 shares of our common stock reserved for issuance under the 1998 Plan. This share reserve will automatically increase on January 1(st) of each year, beginning with calendar year 2001, by an amount equal to 5% of the total number of shares of our common stock outstanding on December 31(st) of the prior year. As of December 31, 1999, there were options to purchase a total of 536,538 shares of our common stock outstanding under the 1998 Plan.

    Our 1998 Plan includes two separate programs:

    - The discretionary option grant program, under which eligible employees may be granted options to purchase shares of our common stock at an exercise price not less than the fair market value of those shares on the grant date.

    - The stock issuance program, under which eligible employees may be issued shares of common stock directly, upon the attainment of performance milestones or upon the completion of a period of service or as a bonus for past services.

    The individuals eligible to participate in our 1998 Plan include our officers and other employees, our directors and any consultants we hire. The discretionary stock option grant and stock issuance programs are administered by our Compensation Committee. This committee determines which eligible individuals are to receive option grants or stock issuance under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

    Our 1998 Plan provides that the exercise price for any options granted under the 1998 Plan may be paid in cash or in shares of our common stock valued at fair market value on the exercise date. Options may also be exercised through a same-day sale program without any cash outlay by the option holder.

    Our 1998 Plan includes the following change in control provisions, which may result in the accelerated vesting of outstanding option grants and stock issuance:

    - In the event that we consummate a merger or asset sale of our company, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or substituted with a substantially equivalent option, will immediately become exercisable subject to repurchase rights with respect to those shares that we may assign to the successor corporation.

    - The Compensation Committee has complete discretion to grant one or more options which will become fully vested and exercisable in the event those options are assumed in an acquisition but the option's service with us or the acquiring entity is subsequently terminated.

    - The Compensation Committee may grant options and structure repurchase rights so that the shares subject to those options or repurchase rights will immediately vest in connection with the consummation of a successful tender offer for more than 50% of our outstanding voting stock. Such accelerated vesting may occur either at the time of such transaction or upon the subsequent termination of the individual's service.

    The Board of Directors may amend or modify the 1998 Plan at any time, subject to any required stockholder approval.

    401(K) PLAN. Substantially all full-time employees are covered by a defined contribution plan. Employees are permitted to defer up to 15% of their salaries. No matching has occurred to date.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

    JAMES L. SEILER. We entered into an employment agreement with James L. Seiler pursuant to which he is employed as our Chief Executive Officer. The initial term of this employment agreement expires on August 1, 2002. This employment agreement will continue on a month-to-month basis thereafter. Under the terms of the employment agreement, Mr. Seiler is paid a monthly base salary of $10,000, subject to increases as authorized by the Board of Directors and subject to any company-wide compensation cap then in place. Mr. Seiler's salary will be reviewed by the Board of Directors on February 1, 2000 and on August 1(st) of each year thereafter to determine if an increase in salary is appropriate. At no time shall Mr. Seiler be paid a base salary that is less than the greater of $120,000 per annum; any compensation cap then in place; or the base salary of our highest paid officer and/or employee. Our employment agreement with Mr. Seiler can be terminated at any time by mutual agreement, upon 100 days written notice on the part of Mr. Seiler, or immediately for cause. The term "for cause" is defined to mean: an uncured material violation of the terms of the employment agreement or proprietary information and inventions agreement; a conviction or non-appealable judgment involving a claim of dishonesty, willful misfeasance or nonfeasance of duty by Mr. Seiler intending to injure or having the effect of injuring in some material fashion our reputation, business or relationships; Mr. Seiler's conviction upon a felony charge; or Mr. Seiler's willful or prolonged absence from work or his failure, neglect or refusal to perform his duties. If, prior to the expiration of the agreement's initial three year term, we terminate Mr. Seiler's employment without good cause or due to his death, or if he terminates his employment for good cause, he will receive monthly payments equal to his monthly base salary through the expiration of that initial three year term and all options then held by him shall become fully-vested and immediately exercisable. Mr. Seiler has agreed not to compete with us for a period of one year following the cessation of his employment. In connection with the signing of this employment agreement, Mr. Seiler was granted an option to purchase 100,000 shares of our common stock.

    THOMAS A. MCCREERY. We entered into an agreement with Thomas A. McCreery, our Chief Financial Officer, pursuant to which we agreed to provide six months notice of termination in the event of a change of control. This agreement is described more fully under the heading "Certain Transactions and Relationships."

DIRECTOR COMPENSATION

    The members of our Board of Directors currently do not receive compensation for their services as Directors. Members of the Board of Directors are eligible to receive option grants and stock issuance under the 1998 Plan although no determination has been made as to the number of options, if any, each director may be entitled to receive.

COMMITTEES OF THE BOARD OF DIRECTORS

    We have the following special committees of our Board of Directors:

    EXECUTIVE COMMITTEE. The Executive Committee is empowered to exercise all authority of our Board of Directors except as limited by the Delaware General Corporation Law. Under Delaware law, an executive committee may not approve, adopt or recommend to stockholders actions required by Delaware law to be approved by stockholders, or adopt, amend or repeal any bylaw of the corporation. The Executive Committee consists of Richard W. Pendleton, James L. Seiler and Joel M. Harris.

    COMPENSATION COMMITTEE. The Compensation Committee is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for executive officers. The Compensation Committee also administers and establishes the terms and conditions of all stock options granted under the 1998 Plan. The Compensation Committee consists of Peter Friedli and John R. Stevens.

    AUDIT COMMITTEE. The Audit Committee is primarily responsible for approving the services performed by our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and control procedures and reviewing and monitoring the provisions of non-audit services performed by our auditors. The Audit Committee consists of Peter Friedli and John R. Stevens.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

    Our Amended and Restated Certificate of Incorporation provides that our directors shall not be personally liable to us or our shareholders, except liability for:

    - breach of the director's duty of loyalty;

    - acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

    - the unlawful payment of a dividend or unlawful stock purchase or redemption; and

    - any transaction from which the director derives an improper personal benefit.

    Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws also provide that we shall indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with each of our directors.

    At present, there are a series of similar securities class lawsuits pending against us that involve certain of our directors or officers where indemnification is required or permitted. For a complete description of these pending legal proceedings, please see "Item 3--Legal Proceedings."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee of our Board of Directors, formed in September 1999 are Peter Friedli and John R. Stevens. Prior to
September 1999, the functions of the Compensation Committee were performed by the Board of Directors as a whole. Prior to the formation of the Compensation Committee, Messrs. Seiler, Harris and Pendleton were involved in compensation decisions.

    In August 1999, we issued a $190,000 promissory note to a designee of Friedli Corporate Finance in connection with the acquisition of Mariner Systems, Inc. Upon closing of our IPO, this note became convertible into 17,117 shares of our Common Stock, at the option of the holder. We also issued warrants of 30,000 shares exercisable at a price of $11.10 per share to Pine, Inc.

    In October 1999, we borrowed $3.0 million through Friedli Corporate Finance at an interest rate of 6%. Peter Friedli assisted us in securing this loan. In connection with the borrowing of these funds we issued a secured convertible promissory note which requires us to repay the principal sum of $3.0 million, plus interest at an annual rate of 6%, by July 1, 2000. The outstanding principal and any accrued interest on this note automatically converted into shares of our common stock at a conversion ratio equal to 50% of the initial price of shares of common stock sold in our IPO. A $240,000 cash fee was paid in connection with this loan. In addition, we issued a convertible promissory note in the principal amount of $180,000, due and payable on October 6, 2002. No interest accrues or is due on this note. The $180,000 was converted into 16,216 shares of common stock in December 1999. In connection with the $3.0 million loan, we issued a warrant to purchase 13,333 shares of our common stock at an exercise price equal to 60% of the initial price of shares of our common stock as sold in this offering. This warrant was exercisable at the completion of our IPO and terminates on October 6, 2002.

    In January 2000, we borrowed $700,000 through Friedli Corporate Finance. Peter Friedli assisted us in securing this loan. In connection with the borrowing of these funds we issued a secured promissory note which requires us to repay the principal sum of $700,000 plus interest at an annual rate of 10% and a premium payment equal to 7% of the outstanding principal amount of the note at the earlier to occur of the completion of this offering or July 1, 2000.

    We have entered into a consulting agreement with Friedli Corporate Finance pursuant to which we agreed to pay Friedli Corporate Finance a $2,000 per month consulting fee and to take action to support the election of Peter Friedli, the principal of Friedli Corporate Finance, to our Board of Directors. In exchange, Friedli Corporate Finance provides us with financial consulting services. We charge the cost of the consulting arrangement to expense as the services are used. This consulting agreement terminates on July 31, 2002 or upon 30 days written notice by either party. If we terminate the consulting agreement without cause, we must immediately pay Friedli Corporate Finance the full balance, through July 31, 2002, owed under the consulting agreement.

    In August 1999 we acquired Mariner Systems, Inc. In connection with this acquisition, Mr. Seiler signed a three-year employment agreement whereby he agreed to serve as our Chief Executive Officer. Mr. Seiler received 20,680 shares of our common stock in exchange for all of his shares of Mariner
Systems, Inc. and we assumed options held by Mr. Seiler which entitle him to purchase an additional 36,321 shares of our common stock at a weighted-average exercise price of $2.40. Upon the signing of his employment agreement with us we granted Mr. Seiler an option to purchase an additional 100,000 shares of our common stock at an exercise price of $11.10 per share. Venturetec, Inc., a shareholder in Mariner, became a principal stockholder of our company and now owns 432,873 shares of our common stock. In addition, in exchange for services rendered in connection with the acquisition of Mariner, we issued one warrant to purchase 13,333 shares of our common stock to a designee of Friedli Corporate Finance, and one warrant to purchase 10,000 shares of our common stock to Pine, Inc., an entity controlled by Friedli Corporate Finance, which is controlled by Peter Friedli. Both of these warrants were issued at an exercise price of $11.10 per share. Mr. Friedli, a principal with Venturetec, was a member of the Board of Directors of Mariner and later became a member of our Board of Directors.

    In July 1997, we issued a promissory note to Richard Pendleton, our Senior Vice President-Mergers and Acquisitions, for $148,000 at an interest rate of 5.25%, payable on or before July 15, 2000. Accrued interest on this note can be paid annually on July 15th of each year beginning July 15, 1998 or upon repayment of the principal amount. Mr. Pendleton has elected to defer the payment of interest on this note and has not paid any of the principal. As of December 31, 1997, Mr. Pendleton owed a total of $153,000 on the note. As of December 31, 1998 and 1999 the total balance due on the note was $162,000 and $170,000, respectively.

    None of our executive officers serve on the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL COMPENSATION PHILOSOPHY

    The role of the Compensation Committee is to set the salaries and other compensation of the executive officers and certain other key employees of VantageMed, and to make grants under, and to administer, the stock option and other executive officer equity and bonus plans. VantageMed's compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables VantageMed to attract, motivate, reward and retain key executives and employees. Each executive officer's compensation package may, in one or more years, be comprised of the following three elements:--base salary that is designed primarily to be competitive with base salary levels in effect at market area that are of comparable size to VantageMed and with which Vantagemed competes for executive personnel;--annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee; and--long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and VantageMed stockholders. As of March 28, 2000 the Board Compensation Committee has not formally met, therefore no report has been issued.

EXECUTIVE COMPENSATION

    Base salary for all executive officers and all other forms of compensation will be administered in accordance with the general compensation philosophy.

CHIEF EXECUTIVE OFFICER COMPENSATION

    Mr. Seiler's base salary and all other forms of compensation will be administered in accordance with the general compensation philosophy subject only to provisions in his employment contract. See "Item 11--Executive
Compensation--Employment and Change-In-Control Agreements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 23, 2000, except as noted in the footnotes below, by:

    - all persons who are beneficial owners of 5% or more of our common stock;

    - each director;

    - our Chief Executive Officer and the Named Executive Officers; and

    - all directors and executive officers as a group.

    The number of shares of common stock beneficially owned and the percentage of shares beneficially owned are based on 8,743,630 shares of common stock outstanding as of March 23, 2000.

                                                                            PERCENT
                                                              NUMBER OF   BENEFICIALLY
NAME AND ADDRESS(1)                                            SHARES       OWNED(2)
-------------------                                           ---------   ------------
Peter Friedli(3)............................................  1,095,390       12.4%

QuadraMed Corporation(4) ...................................    599,425        6.9%
  1003 W. Cutting Blvd., Ste. 2
  Richmond, CA 94804

Friedli Corporate Finance(5) ...............................    517,127        5.9%
  Freigustrasse #5
  8002 Zurich, Switzerland

Venturetec, Inc.(6) ........................................    432,873        5.0%
  c/o Friedli Corporate Finance
  Freigustrasse #5
  8002 Zurich, Switzerland

Richard W. Pendleton........................................    300,000        3.4%

Gregory Vap.................................................    212,774        2.4%

Joel M. Harris..............................................    150,000        1.7%

James L. Seiler(7)..........................................     82,003          *%

Thomas A. McCreery(8).......................................     36,412          *%

John R. Stevens.............................................     16,667          *%

Executive officers and directors as a group (8 persons).....  2,026,579       22.8%

------------------------

*   Less than 1%

(1) Except as otherwise noted, the address of each person listed on the table is c/o VantageMed Corporation, 3017 Kilgore Road, Suite 195, Rancho Cordova, California 95670. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 23, 2000, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3) Includes: (i) 43,333 shares issuable upon the exercise of warrants;
    (ii) 17,127 shares issuable upon the conversion of secured promissory note at the option of the holder, Friedli Corporate Finance; (iii) 510,685 shares issuable upon the conversion of a secured convertible promissory note arranged through Friedli Corporate Finance; (iv) 432,873 shares held by Venturetec, Inc.; and (v) 102,057 shares held by Pine, Inc. Mr. Friedli is a control person of Venturetec, Pine and Friedli Corporate Finance.

(4) Reflects the conversion of 1,795,300 shares of Series A-1 preferred stock into an aggregate of 599,425 shares of common stock immediately prior to the completion of the IPO.

(5) Includes (i) 510,685 shares issuable upon the conversion of a secured convertible promissory note arranged through by Friedli Corporate Finance; and (ii) 17,127 shares issuable upon the conversion of a secured promissory note at the option of the holder, Friedli Corporate Finance. Peter Friedli, a director of VantageMed, is a control person of Friedli Corporate Finance. The shares referenced in this footnote are also included in the shares shown as beneficially owned by Peter Friedli.

(6) Peter Friedli, a director of VantageMed, is control person of Venturetec, Inc. The shares referenced in this footnote are also included in the shares shown as beneficially owned by Peter Friedli.

(7) Includes 61,323 shares underlying options granted to Mr. Seiler which are exercisable within 60 days of March 23, 2000.

(8) Consists of 36,412 shares underlying options granted to Mr. McCreery which are exercisable within 60 days of March 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SERIES A-1 PREFERRED STOCK

    In January 1999, we issued 1,795,300 shares of our Series A-1 preferred stock to QuadraMed Corporation for an aggregate purchase price of $3,500,000, which included the repayment of the $500,000 balance on our credit facility with QuadraMed and the exchange of 413,018 shares of Series A preferred stock held by QuadraMed. Series A-1 preferred stock is denoted more fully in Note 9 of Notes to Consolidated Financial Statements.

CONSULTING AGREEMENT WITH FREIDLI CORPORATE FINANCE

    In connection with the acquisition of Mariner Systems, Inc., in July 1999, we entered into a consulting agreement with Peter Friedli, now a member of our Board of Directors. The consulting agreement is described more fully in "Item 11--Executive Compensation--Compensation Committee Interlocks and Insider Participation."

ACQUISITION OF MARINER SYSTEMS, INC.

    In connection with the acquisition of Mariner Systems, Inc., in August 1999, James L. Seiler signed a three-year employment agreement whereby he agreed to serve as our Chief Executive Officer. The employment agreement is described more fully in "Item 11--Executive Compensation--Employment and Change
- In - Control Agreements."

FINANCING ARRANGEMENT WITH FRIEDLI CORPORATE FINANCE

    In October 1999, we borrowed $3.0 million through Friedli Corporate Finance. Peter Friedli assisted us in securing this loan. The financing arrangement is described more fully in "Item 11--Executive Compensation--Compensation Committee Interlocks and Insider Participation."

SECURED PROMISSORY NOTE WITH FRIEDLI CORPORATE FINANCE

    In January 2000, we borrowed $700,000 through Friedli Corporate Finance. Peter Friedli assisted us in securing this loan. The promissory note is described more fully in "Item 11--Executive Compensation--Compensation Committee Interlocks and Insider Participation." We subsequently paid this loan off from the net proceeds of the IPO in February, 2000.

------------------------

(1) Series A-1 preferred stock is described more fully in Note 9 to consolidated financial statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1)  Financial Statements

    The following consolidated financial statements of VantageMed Corporation are included in Part II, Item 8 of this report.

    The Company's Consolidated Financial Statements are located on the pages indicated below:

                                                                    PAGE
                                                                  --------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................         37

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................         38

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................         39

Consolidated Statement of Changes in Stockholders' Equity
  (Deficit) and Comprehensive Loss for the years ended
  December 31, 1997, 1998, and 1999.........................         40

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................         41

Notes to Consolidated Financial Statements..................         42

    (2) Financial statement schedules.

           None required.

    (3) Exhibits

           See listing as follows:

       EXHIBIT
       NUMBER                      EXHIBIT TITLE
---------------------              -------------
        2.1*               --      Merger Agreement with Mariner Systems, Inc.

        2.2*               --      Assignment and Assumption Agreement (Mariner Systems, Inc.)
                                   by and between VM1 Acquisition Corp. (Assignor) and VM4
                                   Acquisition Corp. (Assignee).

        3.1*               --      Form of Registrant's Amended and Restated Form of
                                   Certificate of Incorporation.

        3.2*               --      Form of Registrant's Amended and Restated Bylaws.

        4.1*               --      Form of Registrant's Specimen Stock Certificate.

       10.1*               --      Lease Agreement, dated November 1, 1996 between Registrant and Dr. Jun Hasegawa and Noriko Hasegawa, as Trustees for
                                   the Hasegawa Family Trust, dated June 8, 1999.

       10.2*               --      Lease Agreement between Registrant and Jun and Noriko
                                   Hasegawa, as Trustees for the Hasegawa Family Trust dated
                                   January 18, 1999.

       10.3*               --      Lease Agreement between Registrant and Jun and Noriko
                                   Hasegawa, as Trustees for the Hasegawa Family Trust dated
                                   August 20, 1999.

       10.4*               --      Employment Agreement dated August 6, 1999 entered into
                                   between Registrant and James Seiler.

       10.5*               --      Secured Convertible Promissory Note, dated October 7, 1999, issued to Friedli Corporate Finance.

       10.6*               --      Convertible Promissory Note dated October 7, 1999 issued to
                                   Friedli Corporate Finance.

       10.7*               --      Secured Promissory Note, dated January 3, 2000 issued to
                                   Friedli Corporate Finance.

       10.8*               --      Warrant dated August 6, 1999, issued to Pine, Inc.

       EXHIBIT
       NUMBER                      EXHIBIT TITLE
---------------------              -------------
       10.9*               --      Warrant dated August 6, 1999, issued to Pine, Inc.

       10.10*              --      Warrant dated October 7, 1999, issued to Peter Friedli.

       10.11*              --      Promissory Note dated July 15, 1997, issued to Richard
                                   Pendleton.

       10.12*              --      Consulting Agreement dated July 27, 1998, entered into
                                   between Registrant and Peter Friedli.

       10.13*              --      VantageMed's Amended and Restated 1998 Stock Option/Stock
                                   Issuance Plan.

       10.14*              --      Form of Indemnity Agreement entered into by Registrant with each of its officers and directors.

       10.15*              --      Non-Exclusive Software License Agreement, dated December 31,
                                   1998 between Registrant and QuadraMed Corporation.

       10.16*              --      Change in Control Agreement dated July 23, 1998, between
                                   Registrant and with Thomas A. McCreery.

       10.17*              --      Employment Agreement dated April 30, 1998, between
                                   Registrant and with Gregory Vap.

       21.1*               --      Subsidiaries.

       24.4*               --      Power of Attorney (included on signature page).

       27.1                --      Financial Data Schedule.

------------------------

*   Previously filed

    (b) Financial statement schedules.

        None applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sacramento, State of California, on the 30th day of March, 2000.

                                                       VANTAGEMED CORPORATION

                                                       By:  /s/ JAMES L. SEILER
                                                            ----------------------------------------
                                                            James L. Seiler,
                                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                            DATE
              ---------                                    -----                            ----
         /s/ JAMES L. SEILER           Chief Executive Officer and Chairman of the    March 30, 2000
    ----------------------------         Board (Principal Executive Officer)
           James L. Seiler

        /s/ RICHARD PENDLETON          Senior Vice President and Director             March 30, 2000
    ----------------------------
          Richard Pendleton

           /s/ JOEL HARRIS             President and Director                         March 30, 2000
    ----------------------------
             Joel Harris

          /s/ PETER FRIEDLI            Director                                       March 30, 2000
    ----------------------------
            Peter Friedli

          /s/ JOHN STEVENS             Director                                       March 30, 2000
    ----------------------------
            John Stevens

         /s/ THOMAS MCCREERY           Chief Financial Officer                        March 30, 2000
    ----------------------------         (Principal Financial and Accounting
           Thomas McCreery               Officer)