Form 10-Q
period 2000-03-31
VANTAGEMED CORP
filed 2000-05-15
CIK 1099531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM_______ TO ______

                        COMMISSION FILE NUMBER 000-29367

                                   -----------

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

CLASS                                                          OUTSTANDING AT
-----                                                           MAY 12, 2000
                                                               --------------

Common stock.................................................     8,602,560

================================================================================

                             VANTAGEMED CORPORATION

                                   -----------

                            INDEX AND CROSS REFERENCE


ITEM NUMBER                                                                                                                    PAGE
-----------                                                                                                                    ----

                         PART I - FINANCIAL INFORMATION

Item. 1          Financial Statements:
                   Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited) ......................      3
                   Consolidated Statements of Operations (undaudited) for the three months ended March 31, 1999 and
                   March 31, 2000...........................................................................................      4
                   Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1999 and
                   March 31, 2000...........................................................................................      5
                   Notes to Consolidated Financial Statements...............................................................      6
Item. 2          Management's Discussion and Analysis of Financial Condition and Results of Operations......................     10
                 Forward-Looking Statements and Risk Factors................................................................     15
Item. 3          Quantitative and Qualitative Disclosures About Market Risk.................................................     22

                           PART II - OTHER INFORMATION
Item. 1          Legal Proceedings..........................................................................................     23
Item. 2          Changes in Securities and Use of Proceeds..................................................................     23
Item. 6          Exhibits and Reports on Form 8-K...........................................................................     24

                 Signatures.................................................................................................     25

                                          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VANTAGEMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                    DECEMBER 31,     MARCH 31,
                                                                                                        1999           2000
                                              ASSETS                                                                (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents...................................................................          $    250       $ 25,934
  Accounts receivable, net of allowance of $287 and $375, respectively........................             2,463          2,369
  Notes receivable, current portion...........................................................                64             64
  Inventories.................................................................................               480            461
  Prepaid expenses and other..................................................................             2,064            506
                                                                                                        --------       --------

  Total current assets........................................................................             5,321         29,334
NOTES RECEIVABLE, net of current portion......................................................               128            113
PROPERTY AND EQUIPMENT, net...................................................................             2,564          2,446
INTANGIBLES, net of accumulated amortization of $4,592 and $5,867, respectively...............            28,451         27,334
                                                                                                        --------       --------
                                                                                                        $ 36,464       $ 59,227
                                                                                                        --------       --------
                                                                                                        --------       --------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...........................................................          $  5,574       $    838
  Accounts payable............................................................................             2,352          1,343
  Accrued liabilities.........................................................................             2,501          2,674
  Customer deposits and deferred revenue......................................................             2,906          3,040
                                                                                                        --------       --------

  Total current liabilities...................................................................            13,333          7,895
LONG-TERM DEBT, net of current portion........................................................             2,639          1,429
                                                                                                        --------       --------
  Total liabilities...........................................................................            15,972          9,324
                                                                                                        --------       --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized
  Series A-1-1,795,300 and 0 shares issued and outstanding, respectively......................                 2             --
  Series B-120,000 and 0 shares issued and outstanding, respectively..........................                 -             --
  Common stock, $0.001 par value, 20,000,000 shares authorized; 4,355,325 and 8,585,435 shares                 4              9
  issued and outstanding, respectively........................................................
  Additional paid-in capital..................................................................            35,357         72,454
  Unrealized loss on available-for-sale securities............................................                 0           (69)
  Deferred compensation.......................................................................              (78)           (75)
  Accumulated deficit.........................................................................          (14,793)       (22,416)
                                                                                                        --------       --------
  Total stockholders' equity..................................................................            20,492         49,903
                                                                                                        --------       --------
  Total liabilities and stockholders' equity..................................................          $ 36,464       $ 59,227
                                                                                                        --------       --------
                                                                                                        --------       --------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                      (AS RESTATED-
                                                       SEE NOTE 7)
                                                          1999           2000
                                                          ----           ----
REVENUES:
  Software and systems                                $    1,388    $    2,274
  Customer support and electronic services                 1,775         3,808
                                                      ----------    ----------
       Total revenues..............................        3,163         6,082
                                                      ----------    ----------
OPERATING COSTS AND EXPENSES:
  Software and systems.............................           74           824
  Customer support and electronic services.........        1,154         2,421
  Selling, general and administrative..............        1,509         4,251
  Product development..............................          587         1,530
  Depreciation and amortization....................          536         1,559
                                                      ----------    ----------
       Total operating costs and expenses..........        4,500        10,585
                                                      ----------    ----------
LOSS FROM OPERATIONS...............................       (1,337)       (4,503)
                                                      ----------    ----------
INTEREST INCOME (EXPENSE):
  Interest income..................................          188           262
  Interest expense.................................          (64)       (3,382)
                                                      ----------    ----------
       Total interest expense, net.................         (124)       (3,120)
                                                      ----------    ----------
LOSS BEFORE INCOME TAXES...........................       (1,461)       (7,623)
INCOME TAXES.......................................            0             0
                                                      ----------    ----------
       Net loss....................................   $   (1,461)   $   (7,623)
                                                      ----------    ----------
                                                      ----------    ----------
Basic and diluted net loss per share...............       $ (.60)       $(1.17)
                                                      ----------    ----------
Weighted-average shares-basic and diluted..........    2,415,125     6,540,107
                                                      ----------    ----------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                      (AS RESTATED-
                                                       SEE NOTE 7)
                                                          1999           2000
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................      $(1,461)      $(7,623)
  Adjustments to reconcile net loss to net cash
  used for operating activities-...................
  Depreciation and amortization....................          536         1,694
  Bad debt expense.................................           25           121
  Beneficial interest conversion...................            0         3,000
  Changes in assets and liabilities, net of effects
  from acquisitions-...............................
      Account receivable...........................          (90)          (27)
      Inventories..................................          (13)           19
      Prepaid expenses and other ..................          (14)        1,437
      Book overdraft...............................       (1,632)            0
      Accounts payable and accrued liabilities.....           79          (836)
      Customer deposits and deferred revenue.......          (66)          134
                                                         -------       -------
         Net cash used for operating activities....       (2,636)       (2,081)
                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of
  effects from acquisitions........................         (366)         (172)
  Purchase of Intangible...........................            0          (147)
                                                         -------       -------
      Net cash used in investing activities........         (366)         (319)
                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.........................          110        31,030
  Issuance of preferred stock......................         3000             0
  Proceeds from issuance of long-term debt.........           33         1,200
  Payments on long-term debt.......................         (173)       (4,146)
                                                         -------       -------
      Net cash provided by financing activities....        2,970        28,084
                                                         -------       -------
      Net change in cash and cash equivalents......          (32)       25,684
CASH AND CASH EQUIVALENTS, beginning of period.....          435           250
                                                         -------       -------
CASH AND CASH EQUIVALENTS, end of period...........      $   403       $25,934
                                                         -------       -------
                                                         -------       -------

         See Note 5 for supplemental cash flow information.

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION:

BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2000.

ORGANIZATION

         VantageMed Corporation (the Company) was incorporated in California on June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. The basis of presentation includes Northern Health Solutions, Inc. and Healthcare Information Systems, Inc., two business combinations effected in 1998 accounted for as poolings and included for all periods presented. The Company is a healthcare information systems supplier headquartered in Sacramento, California with regional offices in Walnut Creek, Van Nuys, and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Flint, Michigan; Pompton Plains, New Jersey; Detroit, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Springfield, Illinois; Boulder, Colorado; Salt Lake City, Utah; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, dentists, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company is building a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

         The practice management software products offered by the Company provide physicians, dentists and other healthcare professionals with office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to approximately one hundred users. The Company also provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

SHORT-TERM INVESTMENTS

         The Company considers its short-term securities, consisting primarily of short-term A1/P1 or better-rated money market securities or government-backed notes, to be available-for-sale-securities and, accordingly, these securities are stated at fair value and are included in cash and cash equivalents. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in interest income (expense) in the accompanying consolidated statement of operations. At March 31, 1999 and 2000, unrealized holding losses were $0 and $69,000, respectively.

                             VANTAGEMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED):

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

         The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with SOP 97-2 when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an agreement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consists primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

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

                             VANTAGEMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED):

NET LOSS PER COMMON SHARE

         The Company calculated net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding while diluted earnings per share reflects the potential dilution that would have occurred if preferred stock had been converted and stock options and warrants had been exercised. Potential common stock equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of Series A-1 and Series B convertible preferred stock. There were 1,795,000 and no shares of Series A-1 convertible preferred stock outstanding at March 31, 1999 and 2000, respectively. There were 120,000 and no shares of Series B convertible preferred stock outstanding at March 31, 1999 and 2000, respectively. Both Series A-1 and Series B preferred stock was converted into common stock on February 14, 2000. In addition, there were 195,000 and 780,687 outstanding options and warrants to purchase common shares as of March 31 1999 and 2000, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the three months ended March 31, 1999, the Company had no comprehensive income components, therefore, comprehensive loss was the same as the net loss for the period. During the three months ended March 31, 2000, other comprehensive income consists of unrealized holding losses on available-for-sale investment securities. There was not material difference between comprehensive and net loss for this period presented.

3. INITIAL PUBLIC OFFERING:

         In February 2000, VantageMed completed an initial public offering ("IPO") of 3 million shares of its common stock. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. The Company paid an aggregate amount of approximately $2,520,000 in underwriting discounts and commissions. In addition, expenses incurred in connection with the offering totaling approximately $2,434,000.

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

         Upon closing of the IPO, all outstanding shares of Series A-1 preferred stock was converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock was automatically converted into 120,000 shares of common stock. Additionally, a secured convertible promissory note with principal and interest totaling $3,061,500 converted into 510,685 shares upon the IPO.

4. DEFERRED COMPENSATION:

         As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $0 and $3,900 for the three months ended March 31, 1999 and 2000, respectively.

                             VANTAGEMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash payments for interest amounted to approximately $181,000 and $427,000 for the three months ended March 31, 1999 and 2000, respectively. The Company made cash payments for income taxes of $0 for the three months ended March 31, 1999 and 2000.

         During the three months ended March 31, 1999, the Company converted a $500,000 line of credit to 197,628 shares of Series A-1 preferred stock and financed $33,000 in the purchase of property and equipment under capital leases.

         During the three months ended March 31, 2000, the Company converted a promissory note with principal and interest totaling $3,061,500 into 510,685 shares of common stock. The beneficial conversion feature of the note is $3 million and was recognized as interest expense on the date of conversion.

6. CONTINGENCIES:

         Beginning on March 13, 2000 a series of securities class action lawsuits have been filed against the Company, its officers and directors alleging that the Company's S-1 Registration Statement and prospectus contained false and misleading statements. The lawsuits allege that the Company failed to describe that the Company would be delayed in introducing a new version of one of its software products, which delay would adversely effect the Company's future results. The Company believes these actions are without merit and it intends to vigorously defend itself against them. However, depending on the amount and timing, ultimate resolution of some or all of these matters could materially affect future operations.

7. RESTATEMENT OF MARCH 31, 1999 FINANCIAL STATEMENTS:

         As originally calculated, the tax provision for the three months ended March 3, 1999 included a benefit. Certain deferred tax liabilities were recorded in connection with purchase business combinations. These deferred tax liabilities represent the tax effect of certain book and tax basis differences of acquired companies. Net operating losses arising subsequent to the related acquisition were benefited against the recorded deferred tax liabilities.

         Because the Company had a valuation allowance on its deferred tax assets at the date of the business combinations, the deferred tax liabilities should have been used to reduce the Company's valuation allowance with a corresponding reduction in goodwill, rather than recognizing benefits of future net operating losses as previously updated. Accordingly, no benefit is recorded in the results of operations for the period ended March 31, 1999 as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS FOR A NUMBER OF REASONS, INCLUDING THOSE DISCUSSED UNDER "FORWARD-LOOKING STATEMENTS AND RISK FACTORS" AND ELSEWHERE IN THIS DOCUMENT.

         YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. YOU SHOULD CAREFULLY REVIEW THE RISKS DECLARED IN THE ANNUAL REPORT ON FORM 10-K FILED ON MARCH 30, 2000. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING, STATEMENTS, WHICH SPEAK ONLY AS OF DATE OF QUARTERLY REPORT ON FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

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

                       BUSINESS SEGMENT GROSS PROFIT DATA
                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

SOFTWARE AND SYSTEMS:                                                 1999        2000
                                                                      ----        ----

Revenues ......................................................      $1,388      $2,274
  Cost of revenues ............................................         714         824
                                                                     ------      ------
  Gross profit ................................................      $  674      $1,450
                                                                     ------      ------
                                                                     ------      ------
  Gross profit percentage......................................        48.6%       63.8%


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

CUSTOMER SUPPORT AND ELECTRONIC SERVICES:                             1999        2000
                                                                      ----        ----

  Revenues.....................................................      $1,775      $3,808
  Cost of revenues.............................................       1,154       2,421
                                                                     ------      ------
  Gross profit.................................................      $  621      $1,387
                                                                     ------      ------
                                                                     ------      ------
  Gross profit percentage......................................        35.0%       36.4%

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

         Depreciation and amortization expense also includes depreciation of tangible property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results. Depreciation and amortization expenses have resulted in sizeable non-cash charges to our historical operating results and are expected to continue to generate significant operating expenses in the near term due to our acquisition strategy.

         We have invested approximately $8.2 million in product development since our inception. These funds have been primarily invested in our medical and dental products and to a lesser extent into our electronic claims processing systems and a clinical information management system.

         As of March 31, 2000, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $8.2 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates through 2021. A portion of the net operating losses maybe subject to limitations under governing tax law.

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

         Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Since July 1997, we have over 10,000 customer sites through acquisition and internal growth. Our acquisitions have produced an established distribution channel of 15 regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. As we continue to grow, we expect our operating expenses as a percentage of sales to decrease. Our operating expenses to date have grown faster than our revenues as a result of building our infrastructure and a management team to execute our strategy.

RESULTS OF OPERATIONS

         The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.


                SELECTED CONSOLIDATED FINANCIAL DATA PERCENTAGES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
Revenues:                                                 1999        2000
                                                          ----        ----
  Software and systems............................         43.9%       37.4%
  Customer support and electronic services........         56.1        62.6
                                                          -------    --------
  Total revenues..................................        100.0       100.0
Operating costs and expenses:
  Software and systems............................         22.6        13.5
  Customer support and electronic services........         36.5        39.8
  Selling, general & administrative...............         47.7        69.9
  Product development.............................         18.6        25.2
  Depreciation and amortization...................         16.9        25.6
                                                          -------    --------
  Total costs and operating expenses..............        142.3       174.0
                                                          -------    --------
Loss from operations..............................        (42.3)      (74.0)
Interest expense..................................         (3.9)      (51.3)
                                                          -------    --------
Loss before income taxes..........................        (46.2)     (125.3)
                                                          -------    --------
Provision (benefit) for income taxes..............
                                                             --          --
                                                          -------    --------
Net loss..........................................        (46.2)%    (125.3)%
                                                          -------    --------
                                                          -------    --------


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         A majority of the variances between the three months ended March 31, 1999 and the corresponding period of 2000 are attributable to our acquisition activity. During the last nine months of 1999, we completed fourteen business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were not included in the three months ended March 31, 1999, but were included in the three months ended March 31, 2000.

         REVENUES. Total revenues increased 92.3% from $3.2 million in the three months ended March 31, 1999 to $6.1 million in the corresponding period of 2000. The revenue increase resulted from acquisitions. Recurring revenues increased 89.8% from $2.5 million in the three months ended March 31, 1999 to $4.8 million in the corresponding period of 2000, while non-recurring revenues increased 101.7% from $655,000 in the three months ended March 31, 1999 to $1.3 million in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. The software and systems component of total revenues increased 63.8% from $1.4 million, or 43.9% of total revenues for the three months ended March 31, 1999 to $2.3 million, or 37.4% of total revenues in the corresponding period of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 41.0% and 65.8% and computer hardware and supply revenues were 59.0% and 34.2% of total software and systems revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in software and systems revenues was due to acquisitions.

                  Revenues from software licensing increased 162.7% from $569,000 for the three months ended March 31, 1999 to $1.5 million for the same period in 1999. Legacy product sales were 61.6% of software licensing revenues for the three months ended March 31, 1999 compared to 48.1% in the corresponding period of 2000. New product sales were 38.4% of software licensing revenues for the three months ended March 31, 1999 compared to 51.9% in the corresponding period of 2000. The gross profit for software licensing revenues increased 157.7% from $498,000 for the three months ended March 31, 1999 to $1.3 million in the corresponding period of 2000.

                  Revenues from computer hardware and supplies decreased 5.0% from $819,000 for the three months ended March 31, 1999 to $778,000 in the corresponding period of 2000. The gross profit from computer hardware and supplies revenues decreased 5.6% from $176,000 for the three months ended March 31, 1999 to $166,000 in for the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 114.5% from $1.8 million, or 56.1% of total revenues in the three months ended March 31, 1999, to $3.8 million, or 62.6% of total revenues in the corresponding period of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing, electronic statement printing and mailing and electronic remittance advices. Customer support revenues were 91.9% and 83.0% and electronic services revenues were 8.1% and 17.0% of total customer support and electronic services revenues for the three months ended March 31, 1999 and 2000, respectively. Approximately $1.8 million of the increase in Customer Support and Electronic Services was due to acquisitions. The remaining $270,000 of the increase was due to internal growth.

                  Revenues from customer support increased 93.7% from $1.6 million for the three months ended March 31, 1999 to $3.2 million in the corresponding period of 2000. The gross profit for customer support revenues increased 102.6% from $536,000 for the three months ended March 31, 1999 to $1.1 million in the corresponding period of 2000.

                  Revenues from electronic services increased 349.4% from $144,000 for the three months ended March 31, 1999 to $648,000 in the corresponding period of 2000. The gross profit for electronic services revenues increased 252.7% from $86,000 for the three months ended March 31, 1999 to $303,000 in the corresponding period of 2000.

COST OF REVENUES. Total cost of revenues increased 73.7% from $1.9 million for the three months ended March 31, 1999 to $3.2 million in the corresponding period of 2000, but decreased as a percentage of total revenues from 59.1% for the three month ended March 31, 1999 to 53.4% in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs increased 15.4% from $714,000 or 22.6% of total revenues for the three months ended March 31, 1999 to $824,000, or 13.5% of total revenues in the corresponding period of 2000. Software licensing costs were 10.0% and 25.7%, and computer hardware and supplies costs were 90.0% and 74.3% of total software and systems costs for the three months ended March 31, 1999 and 2000, respectively.

                  Costs for software licensing increased 197.3% from $71,000, or 2.3% of total revenues in the three months ended March 31, 1999 to $212,000, or 3.5% of total revenues in the corresponding period of 2000. The increase as a percent of total revenues is due to a change in the mix of products and services sold.

                  Costs for computer hardware and supplies decreased 4.8% from $643,000, or 20.3% of total revenues in the three months ended March 31, 1999 to $612,000, or 10.1% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies decreased from 21.5 % for the three months ended March 31, 1999 to 21.3% in the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 109.7% from $1.2 million, or 36.5% of total revenues in the three months ended March 31, 1999 to $2.4 million, or 39.8% of total revenues in the corresponding period of 2000. Customer support costs were 94.9% and 85.7%, and electronic services costs were 5.1% and 14.3% of total customer support and electronic services costs for the three months ended March 31, 1999 and 2000, respectively.

                  Costs for customer support increased 89.4% from $1.1 million or 34.6% of total revenues, in the three months ended March 31, 1999 to $2.1 million, or 34.1% of total revenues in the corresponding period of 2000. The customer support gross margin percentage increased from 32.8% for the three months ended March 31, 1999 to 34.3% in the corresponding period of 2000, primarily due to acquisitions.

                  Costs for electronic services increased 491.8% from $58,000, or 1.8% of total revenues, in the three months ended March 31, 1999 to $345,000, or 5.7% of total revenues, in the corresponding period of 2000. The electronic services gross margin percentage decreased from 59.6% for the three months ended March 31, 1999 to 46.8% in the corresponding period of 2000.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 181.7% from $1.5 million, or 47.7% of total revenues for the three months ended March 31, 1999, to $4.3 million, or 69.9% of total revenues in the corresponding period of 2000. Of the $2.7 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $521,000, $673,000, and $1.5 million, respectively. The $673,000 increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $1.5 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel.

PRODUCT DEVELOPMENT. Product development expenses increased from $587,000, or 18.6% of total revenues for the three months ended March 31, 1999, to $1.5 million, or 25.2% of total revenues in the corresponding period of 2000. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $536,000, or 16.9% of total revenues, for the three months ended March 31, 1999, to $1.6 million, or 25.6% of total revenues, in the corresponding period of 2000. Of these amounts, amortization expenses were $466,000 for the three months ended March 31, 1999 and $1.3 million in the corresponding period of 2000. At March 31, 2000, we had intangible assets totaling $33.0 million with accumulated amortization of $5.9 million. The weighted average life of these intangibles was 9.8 years.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $124,000, or 3.9% of total revenues for the three months ended March 31, 1999 to $3.1 million, or 51.3% of total revenues in the corresponding period of 2000. The percentage and dollar increases primarily resulted from a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants totaling $3.1 million.

PROVISION (BENEFIT) FOR INCOME TAXES. No tax benefit was recorded for the years ended March 31, 1999 and 2000. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

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

         At March 31, 2000, we had $25.9 million of cash and investments. In addition, we had $156,000 in capital leases primarily for computers and office equipment, most of which we assumed in connection with acquisitions. In addition, we had $2.1 million in promissory notes outstanding at March 31, 2000. Of this amount, $1.8 million was assumed debt or promissory notes issued in connection with acquisitions. Interest rates on the promissory notes range from non-interest bearing to 12.5%. Future minimum principal payments under debt and lease obligations (capital and operating) for 2001, 2002, 2003, 2004 and 2005 and thereafter are $1.9 million, $1.3 million, $918,000, $677,000, and $539,000 respectively.

         We have operated with negative working capital and with negative cash flow primarily due to acquisition expenses, prior debt incurred by acquired companies and the costs of building infrastructure and product development activities. For the three months ended March 1999 and 2000, net cash used for operating activities was $2.6 million and $2.1 million, respectively. The net cash used for operating activities was funded by $37.1 million of investment capital, and net cash of $3.5 million received from businesses acquired. Our IPO eliminated our negative working capital position, however, the negative cash flow from operations is expected to continue until cross-selling of new products and add-on services to our existing customer base produces positive cash flow.

         Net cash used for investing activities for the three months ended March 31, 1999 and March 31, 2000 and was $366,000 and $319,000,
respectively. Purchases of property and equipment consists of computers and office equipment used in our regional offices.

         During the three months ended March 31, 2000, net cash provided by financing activities was $28.1 million. This consisted of $31.0 million in net proceeds from issuance of common stock, $1.2 million in issuance of long-term debt, and $4.1 million in payments of long-term debt.

         We believe that the net proceeds from the IPO, together with other available funds, will be sufficient to meet our capital requirements through February of 2001.

FORWARD LOOKING STATEMENTS AND RISK FACTORS -

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY OR DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK

         On March 9, 2000 we disclosed in a press release that the Company estimates revenues for the first quarter of 2000 to be below analysts expectations. It is possible that our revenues and operating results may continue to fall below the expectations of securities analysts or investors in future years. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: future acquisitions; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; software defects, delays in development and other quality factors; changes in customer demand for our applications and services; and changes within the healthcare industry.

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

         Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include: authorizing the board to issue additional preferred stock; limiting the persons who may call special meetings of stockholders; prohibiting stockholder actions by written consent; creating a classified board of directors pursuant to which our directors are elected for staggered three-quarter terms; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

         On March 9, 2000 we disclosed that the release of the new version of our Ridgemark product has been delayed. This delay was among the factors which the Company anticipates would have a negative impact on revenues for the first quarter of our fiscal quarter 2000. We can make no assurances that similar delays in product releases will not occur in the future. The market for our products is highly competitive and changes rapidly. Therefore, timely introduction of new products, features and services to existing customers will significantly impact our future success. We will be required to meet rapidly changing market demands, respond to market requirements, develop new proprietary solutions, and successfully market new products and enhancements to new customers and our existing customer base.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities.

         We invest our excess funds in cash equivalents and short-term investments, which have terms not greater than 90 days. All investments have been classified as available-for-sale and, accordingly are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         Plaintiffs in the four actions purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The complaints allege that VantageMed's S-1 Registration Statement and Prospectus contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its Ridgemark product, and did not state that sales of its eMCee product would be lower than expected.

         The proceedings are in the early stages, and no prediction can be made as to the outcome. The Company believes these actions are without merit and intends to defend them vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 2000, VantageMed Corp. completed an IPO of 3 million shares of its common stock. Advest, Inc. and J.C. Bradford & Co. acted as managing underwriters. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. We paid an aggregate of approximately $2,520,000 in underwriting discounts and commissions. In addition, the following table itemizes the expenses incurred in connection with the offering:


                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)

Securities and Exchange Commission registration fee...........            $11
National Association of Securities Dealers, Inc. filing fee...              4
Nasdaq National Market listing fee............................             73
Accountants' fees and expenses................................          1,245
Legal fees and expenses.......................................            606
Transfer Agent's fees and expenses............................             13
Printing and engraving expenses...............................            332
Miscellaneous.................................................            150
                                                                       ------
  Total                                                                $2,434
                                                                       ------
                                                                       ------

         None of the amounts shown were paid directly or indirectly to any director or officer of VantageMed or their associates, persons owning 10 percent or more of any class of equity securities of VantageMed or an affiliate of VantageMed.

         After deducting the underwriter's discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $31.0 million. In February 2000 we used $3,545,000 of these net proceeds to repay outstanding principal and interest due on 20 promissory notes. Also in February 2000 we used $67,000 of net proceeds to repay deferred compensation and applicable bonuses for our executive officers through March 31, 2000.

         Out of working capital, we paid $61,000 of deferred compensation and applicable bonuses for January 2000 for our executive officers and $93,000 of deferred compensation for other management members who elected to defer payment during the time period from December 1999 through January 2000. Additionally, we paid off five convertible promissory notes totaling $549,000 at the request of the note holders.

         We intend to use the residual net proceeds of this offering as follows:

                                                                APPROXIMATE
                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)

For potential acquisitions....................................         $8,000
For increased product development activities..................          3,000
For increased sales and marketing activities..................          3,000
For working capital and other general corporate purposes......         12,731
                                                                      -------
                                                                      $26,731
                                                                      -------
                                                                      -------


         Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits


  EXHIBIT
  NUMBER            EXHIBIT TITLE
-----------         -------------
    1.1         -   Financial Data Schedule (filed only electronically with
                    the SEC)


           (b)      Reports on Form 8-K

                    During the quarter ended March 31, 2000, no current reports on Form 8-K were filed with the Commission by the Company.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VANTAGEMED CORPORATION
                             By:    /s/ Thomas McCreery
                                 ---------------------------------
                                 THOMAS MCCREERY
                                 CHIEF FINANCIAL OFFICER

                                 Date:  May 12, 2000