Form 10-Q
period 2000-06-30
VANTAGEMED CORP
filed 2000-08-14
CIK 1099531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

       CLASS                                              OUTSTANDING AT
       -----                                              AUGUST 14, 2000
                                                          ---------------
       Common stock..................................       8,602,560



                                                       VANTAGEMED CORPORATION
                                                               FORM 10-Q

                                                            SECOND QUARTER

                                                             -----------

                                                      INDEX AND CROSS REFERENCE

ITEM  NUMBER                                                                                                                  PAGE

                                                  PART I - FINANCIAL INFORMATION
Item 1.          Financial Statements:

                     Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000..................................      3
                     Consolidated Statements of Operations for the three months and six months ended
                     June 30, 1999 and  June 30, 2000.......................................................................      4
                     Consolidated Statements of Cash Flows for the three months and six months ended
                     June 30, 1999 and June 30, 2000........................................................................      5
                     Notes to Consolidated Financial Statements.............................................................      6
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations......................     11
                 Forward-Looking Statements and Risk Factors................................................................     19
Item 3.          Quantitative and Qualitative Disclosures About Market Risk.................................................     26


                                                    PART II - OTHER INFORMATION

Item 1.          Legal Proceedings..........................................................................................     26
Item 2.          Changes in Securities and Use of Proceeds..................................................................     26
Item 4.          Submission of Matters to a Vote of Security Holders........................................................     28
Item 6.          Exhibits and Reports on Form 8-K...........................................................................     28

                 Signatures.................................................................................................     29


                                                    PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                        VANTAGEMED CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   DECEMBER 31,        JUNE 30,

                                                                                                       1999              2000
                                                                                                       ----              ----
                                             ASSETS                                                                   (UNAUDITED)

CURRENT ASSETS:

    Cash and cash equivalents..................................................................      $    250          $17,682
    Short-term investments.....................................................................             -            3,893
    Accounts receivable, net of allowance of $287 and $346, respectively.......................         2,463            2,151
    Notes receivable, current portion..........................................................            64               77
    Inventories................................................................................           480              387
    Prepaid expenses and other.................................................................         2,064              327
                                                                                                     --------          -------
        Total current assets...................................................................         5,321           24,517
NOTES RECEIVABLE, net of current portion.......................................................           128              135
PROPERTY AND EQUIPMENT, net....................................................................         2,564            1,648
INTANGIBLES, net of accumulated amortization of $4,592 and $8,638, respectively................        28,451           24,551
                                                                                                     --------           ------
        Total assets...........................................................................      $ 36,464          $50,851
                                                                                                     ========         ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt.........................................................       $  5,574          $   591
    Accounts payable..........................................................................          2,352              800
    Accrued liabilities.......................................................................          2,501            2,113
    Customer deposits and deferred revenue....................................................          2,906            3,040
                                                                                                     --------         --------
    Total current liabilities.................................................................         13,333            6,544
LONG-TERM DEBT, net of current portion........................................................          2,639            1,191
                                                                                                     --------         --------
        Total liabilities.....................................................................         15,972            7,735
                                                                                                     --------         --------


CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

    Preferred stock, $0.001 par value, 5,000,000 shares authorized............................
        Series A-1-1,795,300 and 0 shares issued and outstanding, respectively................              2                -
        Series B-120,000 and 0 shares issued and outstanding, respectively....................              -                -
    Common stock, $0.001 par value, 20,000,000 shares authorized; 4,355,325 and
           8,602,560 shares issued and outstanding, respectively..............................              4                9
    Additional paid-in capital................................................................         35,357           72,653
    Unrealized gain on available-for-sale securities..........................................              -                2
    Deferred compensation.....................................................................            (78)             (56)
    Accumulated deficit.......................................................................        (14,793)         (29,492)
                                                                                                     --------         --------
        Total stockholders' equity............................................................         20,492           43,116
                                                                                                     --------         --------
        Total liabilities and stockholders' equity............................................       $ 36,464         $ 50,851
                                                                                                     ========         ========


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


                                                        VANTAGEMED CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,

                                                                     ---------------------------------------------------------
                                                                     (AS RESTATED-                   (AS RESTATED-
                                                                      SEE NOTE 7)                     SEE NOTE 7)

                                                                      1999              2000          1999          2000
                                                                      ----              ----          ----          ----
                                                                     (UNAUDITED)       (UNAUDITED)                 (UNAUDITED)


    REVENUES:

          Software and systems                                        $    1,774        $     1,590   $    3,162    $  3,864
          Customer support and electronic services                         2,287              3,847        4,062       7,655
                                                                      ----------        -----------   ----------   ---------

            Total revenues.......................................          4,061              5,437        7,224      11,519
                                                                      ----------        -----------   ----------   ---------
    OPERATING COSTS AND EXPENSES:

          Software and systems...................................            934                630        1,648       1,454
          Customer support and electronic services...............          1,627              2,591        2,781       5,012
          Selling, general and administrative....................          1,862              4,125        3,371       8,376
          Product development....................................            973              1,396        1,560       2,926
          Depreciation and amortization..........................            842              1,540        1,378       3,099
          Restructuring, impairment and other charges............              0              2,516            0       2,516
                                                                      ----------        -----------   ----------   ---------
          Total operating costs and expenses.....................          6,238             12,797       10,738      23,383
                                                                      ----------        -----------   ----------   ---------
    LOSS FROM OPERATIONS.........................................         (2,177)            (7,361)      (3,514)    (11,864)
                                                                      ----------        -----------   ----------   ---------
    INTEREST INCOME (EXPENSE):

          Interest income........................................              3                361           12         623

          Interest expense.......................................           (174)               (76)        (307)     (3,458)
                                                                      ----------        -----------   ----------   ---------
            Total interest income (expense), net.................           (171)               285         (295)     (2,835)
                                                                      ----------        -----------   ----------   ---------
    LOSS BEFORE INCOME TAXES.....................................         (2,348)            (7,076)      (3,809)    (14,699)

    INCOME TAXES.................................................              0                  0            0           0
                                                                      ----------        -----------   ----------   ---------

            Net loss.............................................     $   (2,348)       $    (7,076)  $   (3,809) $  (14,699)
                                                                      ==========        ===========   ==========   =========
    Basic and diluted net loss per share.........................     $    (0.89)       $     (0.82)  $    (1.51) $    (1.95)
                                                                      ----------        -----------   ----------   ---------

    Weighted-average shares-basic and diluted....................      2,631,860          8,600,866    2,520,789   7,547,150
                                                                      ----------        -----------   ----------   ---------


                      The accompanying notes to consolidated
                       financial statements are an integral
                        part of these financial statements.



                                                        VANTAGEMED CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                        JUNE 30,

                                                                             -----------------------
                                                                             (AS RESTATED-
                                                                               SEE NOTE 7)

                                                                                  1999          2000
                                                                                  ----          ----
                                                                                            (UNAUDITED)

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss................................................................         $ (3,809)     $(14,699)
   Adjustments to reconcile net loss to net cash used for operating activities
   Depreciation and amortization.........................................            1,378         3,099
   Impairment of intangibles.............................................             ----         1,513
   Bad debt expense......................................................              (80)          135
   Beneficial interest conversion........................................             ----         3,000
   Amortization of deferred compensation.................................             ----            22
   Loss on disposal of property and equipment through restructuring......             ----           750
   Changes in assets and liabilities, net of effects from acquisitions
       Account receivable................................................             (203)          177
       Inventories.......................................................                2            93
       Prepaid expenses and other .......................................              (78)        1,738
       Book overdraft....................................................           (1,632)         ----
       Accounts payable and accrued liabilities..........................            1,022        (1,878)
       Customer deposits and deferred revenue............................              (72)          134
                                                                                    -------       ------
           Net cash used for operating activities........................           (3,472)       (5,916)
                                                                                    =======       ======

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment, net of effects from acquisitions.             (285)         (339)
   Purchase of Intangible................................................             ----          (147)
   Cash (paid) received from business acquired, net......................              115          ----
   Purchases of investments..............................................             ----        (3,891)
   Issuance of notes receivable..........................................             ----           (20)
                                                                                    -------       ------
           Net cash (used in) investing activities.......................             (170)       (4,397)
                                                                                    =======       ======

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock .............................................              412        31,038
   Issuance of preferred stock...........................................            3,000          ----
   Proceeds from issuance of long-term debt..............................              274         1,200
   Payments on long-term debt............................................             (287)       (4,493)
                                                                                    -------       ------
           Net cash provided by financing activities.....................            3,399        27,745
                                                                                    -------       ------
           Net change in cash and cash equivalents.......................             (243)       17,432

 CASH AND CASH EQUIVALENTS, beginning of period..........................              435           250
                                                                                    -------       ------
 CASH AND CASH EQUIVALENTS, end of period................................         $    192      $ 17,682
                                                                                    =======       ======



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

                                           VANTAGEMED CORPORATION
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION:

BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000.

ORGANIZATION

         VantageMed Corporation (the Company) was incorporated in California on June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. The Company is a healthcare information systems supplier headquartered in Sacramento, California with regional offices in Los Angeles and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Salt Lake City, Utah; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, dentists, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company is building a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

SHORT-TERM INVESTMENTS

         The Company considers its short-term securities, consisting primarily of short-term A1/P1 or better-rated money market securities or government-backed notes, to be available-for-sale-securities and, accordingly, these securities are stated at fair value and are included in cash and cash equivalents if the original maturity is three months or less. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in interest income (expense) in the accompanying consolidated statement of operations.

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

REVENUE RECOGNITION

         Software and systems revenue is derived from the licensing of proprietary software, the sale of third-party software, primarily desktop operating systems and communication and security software and the sale of computer hardware and supplies. Customer support and electronic services revenue is derived from software maintenance and customer service, network and computer hardware support, training, data conversion, system installation, electronic claims processing and electronic statement printing and mailing.

         The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an agreement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consists primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately. Revenues from other services, which include training, data conversion, electronic claims processing and electronic statement printing and mailing.

         Deferred revenue consists of revenue deferred under annual maintenance and support agreements under which amounts have been received from customers and for which the earnings process has not been completed. Customer deposits consist of cash collections for undelivered product and related services as of the reporting period. The Company will recognize these deferred revenues in accordance with its revenue recognition policy, typically over a period of one year or less.

NET LOSS PER COMMON SHARE

         The Company calculated net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and the conversion of Series A-1 and Series B convertible

                                  VANTAGEMED CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED):

NET LOSS PER COMMON SHARE (CONTINUED):

preferred stock are excluded from the computation of net loss per share because their effect is antidilutive, thereby decreasing net loss per common share. Conversely, common equivalent shares from stock options, warrants and conversion of preferred stock are included in the computation of net income per share to the extent that the impact is dilutive. There were 1,795,300 and no shares of Series A-1 convertible preferred stock outstanding at June 30, 1999 and 2000, respectively. There were 100,000 and no shares of Series B convertible preferred stock outstanding at June 30, 1999 and 2000, respectively. Both Series A-1 and Series B preferred stock was converted into common stock on February 14, 2000. In addition, there were 1,033,599 and 738,240 outstanding options and warrants to purchase common stock as of June 30, 1999 and 2000, respectively.

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the three months and six months ended June 30, 1999, the Company had no comprehensive income components; therefore, comprehensive loss was the same as the net loss for both periods. During the three months and six months ended June 30, 2000, other comprehensive income consists of unrealized holding losses on available-for-sale investment securities. There was no material difference between comprehensive and net loss for both periods presented.

RECENT PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required by fiscal year ending December 31, 2000. The Company believes that the adoption of SAB 101 will not have a material effect on the results of operations or financial condition.

3.       INITIAL PUBLIC OFFERING:

         In February 2000, VantageMed completed an initial public offering ("IPO") of 3 million shares of its common stock. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. The Company paid an aggregate amount of approximately $2,520,000 in underwriting discounts and commissions. In addition, expenses incurred in connection with the offering totaling approximately $2,441,000.

         During 1999, the Board of Directors approved a one-for-three reverse stock split. The split was effective on February 14, 2000, prior to the completion of the IPO and affected all outstanding shares of common stock. All common share and per share data in these financial statements have been retroactively adjusted to give effect to the reverse stock split. In addition, the conversion and exercise provisions of the outstanding shares of preferred stock, common stock options and warrants have been adjusted accordingly.

                                  VANTAGEMED CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INITIAL PUBLIC OFFERING:  (CONTINUED)

         Upon closing of the IPO, all outstanding shares of Series A-1 preferred stock was converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock was automatically converted into 120,000 shares of common stock. Additionally, a secured convertible promissory note with principal and interest totaling $3,061,500 converted into 510,685 shares upon closing of the IPO.

4. DEFERRED COMPENSATION:

         As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $0, $3,900, $0, $19,500 for the three months and six months ended June 30, 1999 and 2000, respectively.

5. SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash payments for interest amounted to approximately $268,000 and $77,000 for the three months ended June 30, 1999 and 2000, respectively. Cash payments for interest amounted to approximately $449,000 and $504,000 for the six months ended June 30, 1999 and 2000, respectively. Cash payments for income taxes amounted to $4,000 and $0 for the three months ended June 30, 1999 and 2000, respectively. Cash payments for income taxes amounted to $4,000 and $0 for the six months ended June 30, 1999 and 2000, respectively.

         During the three months ended June 30, 1999, the Company acquired Civitec Healthcare Computers, Inc., Acrotrex Corporation, Medical Software Solutions, Inc. and Metropolitan Information Services, Inc. Aggregate consideration for these acquisitions completed in the second quarter of 1999 was 245,386 common shares, $152,000 in cash, and $974,000 in notes payable for an approximate aggregate value of $3,482,000. Additionally, during the first quarter of 1999, the Company converted a $500,000 line of credit to 197,628 shares of Series A-1 preferred stock and financed $33,000 in the purchase of property and equipment under capital leases.

         During the three months ended June 30, 2000, the Company converted a promissory note totaling $190,000 into 17,125 shares of common stock and financed $61,000 in the purchase of property and equipment under capital leases. Additionally, during the first quarter of 2000, the Company converted a promissory note with principal and interest totaling $3,061,500 into 510,685 shares of common stock. The beneficial conversion feature of the note is $3 million and was recognized as interest expense on the date of conversion.

6. CONTINGENCIES:

         Beginning on March 13, 2000 a series of securities class action lawsuits have been filed against the Company, its officers and directors alleging that the Company's S-1 Registration Statement and prospectus contained false and misleading statements. These actions have now been consolidated into a single action. The lawsuit alleges that the Company failed to describe that the Company would be delayed in introducing a new version of one of its software products, which delay would adversely effect the Company's future results. The Company believes this action is without merit and it intends to vigorously defend itself against them. However, depending on the amount and timing, ultimate resolution of some or all of these matters could materially affect future results of operations.

7. RESTATEMENT OF JUNE 30, 1999 FINANCIAL STATEMENTS:

         As originally calculated, the tax provision for the three months and six months ended June 30, 1999 included a benefit. Certain deferred tax liabilities were recorded in connection with purchase business combinations. These deferred tax liabilities represent the tax effect of certain book and tax basis differences of acquired companies. Net operating losses arising subsequent to the related acquisition were benefited against the recorded deferred tax liabilities.

         Because the Company had a valuation allowance on its deferred tax assets at the date of the business combinations, the deferred tax liabilities should have been used to reduce the Company's valuation allowance with a corresponding reduction in goodwill, rather than recognizing benefits of future net operating losses as previously reported. Accordingly, no benefit is recorded in the results of operations for the three month and six month periods ended June 30, 1999, as restated.

8.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

         During the second quarter of 2000, management committed to a plan of restructuring and reorganization to consolidate facilities, sunset obsolete software products and eliminate staffing redundancies. This restructuring was substantially completed in the second quarter of 2000.

         In connection with the restructuring, management re-evaluated the carrying value of some of its intangible assets and purchased software. Management determined that certain intangible assets from prior acquisitions were no longer realizable. This determination was based primarily on the decision by management to sunset older legacy software products that are technologically obsolete and for which the Company will no longer provide support. Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, "Impairment of Long-Lived Assets," recorded values from these products were not deemed to be recoverable. The resultant impairment of long-lived assets necessitated a write down of approximately $1,513,000. The estimated fair values of these long-lived assets were determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Additionally, the Company recorded a $750,000 write off of software purchased for internal use that will no longer be used.

         The Company also recorded costs and accrued liabilities to close and consolidate facilities, cancel leases and fulfill other obligations under the terms of certain acquisition agreements. The components of restructuring, impairment and other charges are as follows:


          COSTS RELATED TO:

          Impairment of intangibles                           $ 1,513
          Write-off of purchased software                         750
          Facility closure and consolidation                       82
          Compensation costs for severance and
              other termination benefits                          121
          Other restructuring costs                                50
                                                              -------
          Total restructuring impairment and other charges    $ 2,516
                                                              =======


         The remaining accrual for restructuring as of June 30, 2000 was $131,000, consisting of $81,000 for facility closure and consolidation and $50,000 for other restructuring costs.

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

         YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. YOU SHOULD CAREFULLY REVIEW THE RISKS DECLARED IN THE ANNUAL REPORT ON FORM 10-K, FOR THE YEAR ENDED DECEMBER 31, 1999, FILED ON MARCH 30, 2000. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF DATE OF QUARTERLY REPORT ON FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

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



                                                 BUSINESS SEGMENT GROSS PROFIT DATA

                                               (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED

                                                                        JUNE 30,                   JUNE 30,
                                                                        -------                    -------

SOFTWARE AND SYSTEMS:                                               1999         2000        1999          2000
                                                                    ------       ------      ------        ------
Revenues.......................................................     $1,774       $1,590      $3,162        $3,864
  Cost of revenues.............................................        934          630       1,648         1,454
                                                                    ------       ------      ------        ------
  Gross profit.................................................     $  840       $  960      $1,514        $2,410
                                                                    ======       ======      ======        ======
  Gross profit percentage......................................       47.4%        60.4%       47.9%         62.4%

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED

                                                                        JUNE 30,                   JUNE 30,
                                                                        -------                    -------

CUSTOMER SUPPORT AND ELECTRONIC SERVICES:                           1999         2000        1999          2000
                                                                    ------       ------      ------        ------
  Revenues.....................................................     $2,287       $3,847      $4,062        $7,655
  Cost of revenues.............................................      1,627        2,591       2,781         5,012
                                                                    ------       ------      ------        ------
  Gross profit.................................................     $  660       $1,256      $1,281        $2,643
                                                                    ======       ======      ======        ======
  Gross profit percentage......................................       28.9%        32.6%       31.5%         34.5%


         Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for each acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition.

         Depreciation and amortization expense also includes depreciation of tangible property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results. Depreciation and amortization expenses have resulted in sizeable non-cash charges to our historical operating results and are expected to continue to generate significant operating expenses in future periods due to our acquisition strategy.

         We have invested approximately $9.5 million in product development since our inception. These funds have been primarily invested in our medical and dental products and to a lesser extent into our electronic claims processing systems and a clinical information management system.

         As of June 30, 2000, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $9.5 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates through 2021. A portion of the net operating losses may be subject to limitations under governing tax law.

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

         Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Since July 1997, we have over 11,000 customer sites through acquisition and internal growth. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. As we continue to grow, we expect our operating expenses as a percentage of sales to decrease. Our operating expenses to date have grown faster than our revenues as a result of building our infrastructure and a management team to execute our strategy. We did not complete any acquisitions for the six months ended June 30, 2000.

RESULTS OF OPERATIONS

         The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.


                                          SELECTED CONSOLIDATED FINANCIAL DATA PERCENTAGES

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               ------------------               ----------------
                                                                    JUNE 30,                        JUNE 30,
                                                                    --------                        --------
Revenues:                                                      1999            2000            1999            2000
                                                               ----            ----            ----            ----
  Software and systems..................................       43.7%           29.2%           43.8%           33.5%
  Customer support and electronic services..............       56.3            70.8            56.2            66.5
                                                             ---------       ---------       ---------       ---------
  Total revenues........................................      100.0           100.0           100.0           100.0
Operating costs and expenses:
  Software and systems..................................       23.0            11.6            22.8            12.6
  Customer support and electronic services..............       40.1            47.7            38.5            43.5
  Selling, general and administrative...................       45.9            75.9            46.7            72.7
  Product development...................................       24.0            25.7            21.6            25.4
  Depreciation and amortization.........................       20.7            28.3            19.1            26.9
  Restructuring and impairment of intangibles..........          --            46.3              --            21.8
                                                             ---------       ---------       ---------       ---------
  Total operating costs and expenses....................      153.7           235.5           148.7           202.9
                                                             ---------       ---------       ---------       ---------
Loss from operations....................................      (53.7)         (135.5)          (48.7)         (102.9)
Interest income (expense), net..........................       (4.2)            5.2            (4.1)          (24.6)
                                                             ---------       ---------       ---------       ---------
Loss before income taxes................................      (57.9)         (130.3)          (52.8)         (127.5)
                                                             ---------       ---------       ---------       ---------
Income taxes............................................         --              --              --              --
                                                             ---------       ---------       ---------       ---------
Net loss................................................      (57.9)%        (130.3)%         (52.8)%        (127.5)%
                                                             =========       =========       =========       =========



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         The variance between the three months ended June 30, 1999 and the corresponding period of 2000 are attributable to three different factors. The first factor involved the level of acquisition activity in 1999. During the last six months of 1999, we completed ten business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were not included in the three months ended June 30, 1999, but were included in the three months ended June 30, 2000. Additionally, there was an increase in electronic services revenues in 2000 and a decrease in software and systems sales in 2000.

         REVENUES. Total revenues increased 33.9% from $4.1 million in the three months ended June 30, 1999 to $5.4 million in the corresponding period of 2000. The revenue increase resulted from acquisitions and the increase in electronic services. Recurring revenues increased 31.6% from $3.3 million in the three months ended June 30, 1999 to $4.4 million in the corresponding period of 2000, while non-recurring revenues increased 44.5% from $726,000 in the three months ended June 30, 1999 to $1.0 million in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. The software and systems component of total revenues decreased 10.3% from $1.8 million, or 43.7% of total revenues for the three months ended June 30, 1999 to $1.6 million, or 29.2% of total revenues in the corresponding period of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 41.6% and 53.8% and computer hardware and supply revenues were 58.4% and 46.2% of total software and systems revenues for the three months ended June 30, 1999 and 2000, respectively. The decrease in software and systems revenues was due to general market softness for new systems.

                  Revenues from software licensing increased 15.9% from $738,000 for the three months ended June 30, 1999 to $856,000 for the same period in 2000. Legacy product sales were 62.8% of software licensing revenues for the three months ended June 30, 1999 compared to 67.1% in the corresponding period of 2000. The increase in legacy product sales is primarily due to acquisitions. New product sales were 37.2% of software licensing revenues for the three months ended June 30, 1999 compared to 32.9% in the corresponding period of 2000. The gross profit for software licensing revenues increased 12.9% from $645,000 for the three months ended June 30, 1999 to $728,000 in the corresponding period of 2000.

                  Revenues from computer hardware and supplies decreased 29.1% from $1,036,000 for the three months ended June 30, 1999 to $734,000 in the corresponding period of 2000. The gross profit from computer hardware and supplies revenues increased 19.3% from $194,000 for the three months ended June 30, 1999 to $232,000 in for the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 68.2% from $2.3 million, or 56.3% of total revenues in the three months ended June 30, 1999, to $3.8 million, or 70.8% of total revenues in the corresponding period of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing and electronic statement printing and mailing. Customer support revenues were 90.6% and 77.8% and electronic services revenues were 9.4% and 22.2% of total customer support and electronic services revenues for the three months ended June 30, 1999 and 2000, respectively. A majority of the increase in Customer Support and Electronic Services was due to acquisitions. The remaining increase was due to internal growth of Electronic Services.

                  Revenues from customer support increased 44.4% from $2.1 million for the three months ended June 30, 1999 to $3.0 million in the corresponding period of 2000. The gross profit for customer support revenues increased 78.3% from $536,000 for the three months ended June 30, 1999 to $955,000 in the corresponding period of 2000.

                  Revenues from electronic services increased 296.1% from $216,000 for the three months ended June 30, 1999 to $856,000 in the corresponding period of 2000. The gross profit for electronic services revenues increased 141.4% from $125,000 for the three months ended June 30, 1999 to $301,000 in the corresponding period of 2000.

COST OF REVENUES. Total cost of revenues increased 25.8% from $2.6 million, or 63.1% of total revenues for the three months ended June 30, 1999 to $3.2 million, or 59.2% of total revenues in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 32.6% from $934,000 or 23.0% of total revenues for the three months ended June 30, 1999 to $630,000, or 11.6% of total revenues in the corresponding period of 2000. Software licensing costs were 9.9% and 20.2%, and computer hardware and supplies costs were 90.1% and 79.8% of total software and systems costs for the three months ended June 30, 1999 and 2000, respectively.

                  Costs for software licensing increased 36.9% from $93,000, or 2.3% of total revenues in the three months ended June 30, 1999 to $127,000, or 2.3% of total revenues in the corresponding period of 2000.

                  Costs for computer hardware and supplies decreased 40.2% from $841,000, or 20.7% of total revenues in the three months ended June 30, 1999 to $503,000, or 9.2% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 18.8% for the three months ended June 30, 1999 to 31.5% in the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 59.2% from $1.6 million, or 40.1% of total revenues in the three months ended June 30, 1999 to $2.6 million, or 47.7% of total revenues in the corresponding period of 2000. Customer support costs were 94.4% and 78.6%, and electronic services costs were 5.6% and 21.4% of total customer support and electronic services costs for the three months ended June 30, 1999 and 2000, respectively.

                  Costs for customer support increased 32.6% from $1.5 million or 37.8% of total revenues, in the three months ended June 30, 1999 to $2.0 million, or 37.5% of total revenues in the corresponding period of 2000. The customer support gross margin percentage increased from 25.9% for the three months ended June 30, 1999 to 31.9% in the corresponding period of 2000, primarily due to acquisitions.

                  Costs for electronic services increased 507.4% from $91,000, or 2.2% of total revenues, in the three months ended June 30, 1999 to $555,000, or 10.2% of total revenues, in the corresponding period of 2000. The electronic services gross margin percentage decreased from 57.7% for the three months ended June 30, 1999 to 35.2% in the corresponding period of 2000. The decrease in the gross margin percentage is due to the difference in cost of services for various electronic services.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 121.5% from $1.9 million, or 45.9% of total revenues for the three months ended June 30, 1999, to $4.1 million, or 75.9% of total revenues in the corresponding period of 2000. Of the $2.2 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $491,000, $601,000, and $1.2 million, respectively. The $491,000 increase in selling expenses is the direct result of selling costs of the acquired distribution channel. The $601,000 increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $1.2 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel. Additionally, VantageMed recorded non-recurring charges associated with our strategic plan to reduce operating expenses. Included in the $601,000 expense for corporate administration is $65,000 of incremental costs for relocation for certain employees and included in the $1.2 million expense for regional distribution channel expense is $132,000 of incremental costs to consolidate certain regional offices.

PRODUCT DEVELOPMENT. Product development expenses increased from $973,000, or 24.0% of total revenues for the three months ended June 30, 1999, to $1.4 million, or 25.7% of total revenues in the corresponding period of 2000. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $842,000, or 20.7% of total revenues, for the three months ended June 30, 1999, to $1.5 million, or 28.3% of total revenues, in the corresponding period of 2000. Of these amounts, amortization expenses were $771,000 for the three months ended June 30, 1999 and $1.3 million in the corresponding period of 2000. At June 30, 2000, we had intangible assets totaling $33.2 million with accumulated amortization of $8.6 million, which includes $1.5 million for the impairment of intangibles. The weighted average life of these intangibles was
8.0 years.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. For the three months ended June 30, 2000, we incurred non-recurring charges of $2.5 million or 46.3% of revenue associated with a restructuring plan announced during the same quarter. These charges were primarily associated with older legacy software products being discontinued, a write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our technology into one center.

INTEREST INCOME (EXPENSE), NET. Interest expense was $171,000 or 4.2% of total revenues for the three months ended June 30, 1999 compared to interest income of $285,000 or 5.2% of total revenues for the same period in 2000. The dollar and percentage increase in income is primarily the result of interest earned for the quarter on cash equivalents and short-term investments and the decrease of interest expense due to the payoff of long-term debt.

INCOME TAXES. No tax benefit was recorded for the years ended June 30, 1999 and 2000. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         A majority of the variances between the six months ended June 30, 1999 and the corresponding period of 2000 are attributable to our acquisition activity. During the last six months of 1999, we completed ten business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were not included in the six months ended June 30, 1999, but were included in the six months ended June 30, 2000.

         REVENUES. Total revenues increased 59.5% from $7.2 million in the six months ended June 30, 1999 to $11.5 million in the corresponding period of 2000. The revenue increase primarily resulted from acquisitions. Recurring revenues increased 56.6% from $5.8 million in the six months ended June 30, 1999 to $9.1 million in the corresponding period of 2000, while non-recurring revenues increased 71.6% from $1.4 million in the six months ended June 30, 1999 to $2.4 million in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. The software and systems component of total revenues increased 22.2% from $3.2 million, or 43.8% of total revenues for the six months ended June 30, 1999 to $3.9 million, or 33.5% of total revenues in the corresponding period of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 41.3% and 60.9% and computer hardware and supply revenues were 58.7% and 39.1% of total software and systems revenues for the six months ended June 30, 1999 and 2000, respectively. The increase in software and systems revenues was due to acquisitions.

                  Revenues from software licensing increased 79.9% from $1.3 million for the six months ended June 30, 1999 to $2.4 million for the same period in 1999. Legacy product sales were 62.3% of software licensing revenues for the six months ended June 30, 1999 compared to 55.0% in the corresponding period of 2000. New product sales were 37.7% of software licensing revenues for the six months ended June 30, 1999 compared to 45.0% in the corresponding period of 2000. The gross profit for software licensing revenues increased 76.1% from $1.1 million for the six months ended June 30, 1999 to $2.0 million in the corresponding period of 2000.

                  Revenues from computer hardware and supplies decreased 18.4% from $1.9 million for the six months ended June 30, 1999 to $1.5 million in the corresponding period of 2000. The gross profit from computer hardware and supplies revenues increased 7.3% from $371,000 for the six months ended June 30, 1999 to $398,000 in for the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 88.4% from $4.1 million, or 56.2% of total revenues in the six months ended June 30, 1999, to $7.7 million, or 66.5% of total revenues in the corresponding period of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. Customer support revenues were 91.1% and 80.4% and electronic services revenues were 8.9% and 19.6% of total customer support and electronic services revenues for the six months ended
         June 30, 1999 and 2000, respectively. Approximately $3.2 million of the increase in Customer Support and Electronic Services was due to acquisitions. The remaining $395,000 of the increase was due to internal growth.

                  Revenues from customer support increased 66.1% from $3.7 million for the six months ended June 30, 1999 to $6.2 million in the corresponding period of 2000. The gross profit for customer support revenues increased 90.5% from $1.1 million for the six months ended June 30, 1999 to $2.0 million in the corresponding period of 2000.

                  Revenues from electronic services increased 317.4% from $360,000 for the six months ended June 30, 1999 to $1.5 million in the corresponding period of 2000. The gross profit for electronic services revenues increased 186.8% from $211,000 for the six months ended June 30, 1999 to $604,000 in the corresponding period of 2000.

COST OF REVENUES. Total cost of revenues increased 46.0% from $4.4 million for the six months ended June 30, 1999 to $6.5 million in the corresponding period of 2000, but decreased as a percentage of total revenues from 61.3% for the six month ended June 30, 1999 to 51.6% in the corresponding period of 2000.

                  SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 11.8% from $1.6 million or 22.8% of total revenues for the six months ended June 30, 1999 to $1.5 million, or 12.6% of total revenues in the corresponding period of 2000. Software licensing costs were 10.0% and 23.3%, and computer hardware and supplies costs were 90.0% and 76.7% of total software and systems costs for the six months ended June 30, 1999 and 2000, respectively.

                  Costs for software licensing increased 106.6% from $164,000, or 2.3% of total revenues in the six months ended June 30, 1999 to $339,000, or 2.9% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of products and services sold. Gross margin percentage for software licensing decreased from 87.4% for the six months ended June 30, 1999 to 85.6% in the corresponding period of 2000.

                  Costs for computer hardware and supplies decreased 24.9% from $1.5 million or 20.5% of total revenues in the six months ended June 30, 1999 to $1.1 million, or 9.7% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 20.0 % for the six months ended June 30, 1999 to 26.3% in the corresponding period of 2000.

                  CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 80.2% from $2.8 million, or 38.5% of total revenues in the six months ended June 30, 1999 to $5.0 million, or 43.5% of total revenues in the corresponding period of 2000. Customer support costs were 94.6% and 82.0%, and electronic services costs were 5.4% and 18.0% of total customer support and electronic services costs for the six months ended June 30, 1999 and 2000, respectively.

                  Costs for customer support increased 56.2% from $2.6 million or 36.4% of total revenues, in the six months ended June 30, 1999 to $4.1 million, or 35.7% of total revenues in the corresponding period of 2000. The customer support gross margin percentage increased from 28.9% for the six months ended June 30, 1999 to 33.2% in the corresponding period of 2000, primarily due to acquisitions.

                  Costs for electronic services increased 501.3% from $150,000, or 2.1% of total revenues, in the six months ended June 30, 1999 to $900,000, or 7.8% of total revenues, in the corresponding period of 2000. The electronic services gross margin percentage decreased from 58.5% for the six months ended June 30, 1999 to 40.2% in the corresponding period of 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 148.5% from $3.4 million, or 46.7% of total revenues for the six months ended June 30, 1999, to $8.4 million, or 72.7% of total revenues in the corresponding period of 2000. Of the $5.0 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $1.0 million, $1.3 million, and $2.7 million, respectively. The $1.0 million increase in selling expenses is the direct result of selling costs of the acquired distribution channel. The $1.3 million increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $2.7 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel. Additionally, VantageMed recorded non-recurring charges associated with our plan to reduce operating expenses. Included in the $1.3 million expense for corporate administration is $65,000 of incremental costs for relocation for certain employees and included in the $2.7 million expense for regional distribution channel expense is $132,000 of incremental costs to consolidate certain regional offices.

PRODUCT DEVELOPMENT. Product development expenses increased from $1.6 million or 21.6% of total revenues for the six months ended June 30, 1999, to $2.9 million, or 25.4% of total revenues in the corresponding period of 2000. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $1.4 million or 19.1% of total revenues, for the six months ended June 30, 1999, to $3.1 million, or 26.9% of total revenues, in the corresponding period of 2000. Of these amounts, amortization expenses were $1.2 million for the six months ended June 30, 1999 and $2.5 million in the corresponding period of 2000. At June 30, 2000, we had intangible assets totaling $33.2 million with accumulated amortization of $8.6 million, which includes $1.5 million for the impairment of tangibles. The weighted average life of these intangibles was 8.0 years.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. In the quarter ended June 30, 2000, we incurred non-recurring charges of $2.5 million or 21.8% of revenue associated with a restructuring plan announced during the same quarter. These charges were primarily associated with older legacy software products were being discontinued, charge for write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our technology into one center.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $295,000, or 4.1% of total revenues for the six months ended June 30, 1999 to $2.8 million, or 24.6% of total revenues in the corresponding period of 2000. The percentage and dollar increases primarily resulted from a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants totaling $3.1 million.

INCOME TAXES. No tax benefit was recorded for the years ended June 30, 1999 and 2000. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

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

         In February 2000, the Company completed its initial public offering of common stock, which resulted in net proceeds of approximately $31.0 million. At June 30, 2000, we had $21.6 million in cash and short-term investments, compared to $250,000 at December 31, 1999.

         Net cash used in operating activities was $5.9 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities for the six months ended June 30, 2000 related to the net loss for the period offset by an increase in depreciation and amortization expense, impairment of certain intangibles, the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants and the loss on disposal of property and equipment through restructuring. Net cash used in operating activities for the six months ended June 30, 1999 related to the net loss for the period, which was offset by depreciation and amortization expense.

         Net cash used in investing activities was $4.4 million and $170,000 for the six months ended June 30, 2000, and 1999, respectively. Investing activities for the six months ended June 30, 2000, primarily included the purchase of short-term investments with maturity dates of 189 days or less, as well as the purchase of computers and office equipment used in our regional offices. Net cash provided by investing activities consisted of the purchase of computers and office equipment used in our regions, offset by cash received from businesses acquired.

         Net cash provided by financing activities was $27.7 million and $3.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Financing activities for the six months ended June 30, 2000 consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.5 million in payments of long-term debt. Cash provided by financing activities for the six months ended June 30, 1999 related primarily to the issuance of preferred stock.

         In addition, at June 30, 2000 we had $358,000 in capital leases primarily for computers and office equipment, most of which we assumed in connection with acquisitions. In addition, we had $1.4 million in assumed debt or promissory notes issued in connection with acquisitions that was outstanding at June 30, 2000. Interest rates on the promissory notes range from non-interest bearing to 12.5%. Future minimum principal payments under debt and lease obligations (capital and operating) for 2001, 2002, 2003, 2004 and 2005 and thereafter are $1.6 million, $1.2 million, $867,000, $626,000, and $453,000 respectively.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND RISK
FACTORS -

                  THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

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

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

         We have incurred operating losses since we became a Delaware corporation in April 1997. We operate with a negative cash flow primarily due to acquisition expenses, prior debt incurred by acquired companies and assumed by us, and the costs of improving our operations, sales and product development infrastructure. Since 1997, we have incurred aggregate net losses of $29.6 million, of which $8.9 million was amortization and depreciation. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

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

OUR RESTRUCTURING PROGRAM MAY NOT BE SUCCESSFUL

         During our second quarter we developed and implemented a restructuring program designed to cut Company costs and overhead. The restructuring program has included, among other things, the consolidation of offices, the centralization of our technology centers, staff reductions, and the phasing out of older products and product lines. There can be no assurances that our restructuring program will result in cost reductions, and the phasing out of products may result in decreased revenues if customers currently using those products do not convert to our new product offerings.

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

         We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network.

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

         When we acquire businesses we amortize the acquired intangible assets over the expected future life. If there is an impairment in the assets due to cash flow, customer base, technology, market value or other indicators of the assets impairment, the remaining book value may need to be written down or we may need to accelerate the remaining useful life of the intangible assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities.

         We invest our excess funds in cash equivalents consisting primarily of short-term A1/P1 or better-rated money market securities or government-backed notes, which have original maturities not greater than 90 days, and short-term investments which have maturities original maturities not greater than 189 days. All investments have been classified as available-for-sale and, accordingly are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning on March 13, 2000, a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933. These actions have now been consolidated into a single action in the United States District Court for the Eastern District of California, entitled Zinno v. The VantageMed Corporation, et. al., No. CIV.S-00-0523 MLS DAD.

         Plaintiffs purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The complaints allege that VantageMed's S-1 Registration Statement and Prospectus contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its Ridgemark product, and did not state that sales of its eMCee product would be lower than expected.

         The proceedings are in the early stages, and no prediction can be made as to the outcome. The Company believes these actions are without merit and intends to defend itself against them vigorously.

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

                                                                                             AMOUNT

                                                                                       ------------------
                                                                                         (IN THOUSANDS)
Securities and Exchange Commission registration fee.................................                  $11
National Association of Securities Dealers, Inc. filing fee.........................                    4
Nasdaq National Market listing fee..................................................                   73
Accountants' fees and expenses......................................................                1,245
Legal fees and expenses.............................................................                  606
Transfer Agent's fees and expenses..................................................                   23
Printing and engraving expenses.....................................................                  332
Miscellaneous.......................................................................                  147
                                                                                                   ------
  Total                                                                                            $2,441
                                                                                                   ======


         None of the amounts shown were paid directly or indirectly to any director or officer of VantageMed or their associates, persons owning 10 percent or more of any class of equity securities of VantageMed or an affiliate of VantageMed.

         After deducting the underwriter's discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $31.0 million. In February 2000 we used $3,545,000 of these net proceeds to repay outstanding principal and interest due on 20 promissory notes. Also in February 2000 we used $67,000 of net proceeds to repay deferred compensation and applicable bonuses for our executive officers through June 30, 2000.

         Out of working capital during the first quarter of 2000, we paid $61,000 of deferred compensation and applicable bonuses for January 2000 for our executive officers and $93,000 of deferred compensation for other management members who elected to defer payment during the time period from December 1999 through January 2000. Additionally, we paid off five convertible promissory notes totaling $549,000 at the request of the note holders.

         During the second quarter of 2000, we used approximately $405,000 of such net proceeds for product development, approximately $119,000 on sales and marketing, and $5.2 million for working capital and other general corporate purposes.

         We intend to use the residual net proceeds of our IPO as follows:

                                                                                             APPROXIMATE
                                                                                                AMOUNT

                                                                                           ----------------
                                                                                            (IN THOUSANDS)
For potential acquisitions..........................................................                $ 8,000
For increased product development activities........................................                  2,595
For increased sales and marketing activities........................................                  2,881
For working capital and other general corporate purposes............................                  7,574
                                                                                                    -------

                                                                                                    $21,050
                                                                                                    =======


         Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 6, 2000, the annual meeting of the stockholders of VantageMed Corporation was held for the purpose of electing Richard Pendleton and Peter Friedli as directors and to ratify and approve the selection of Arthur Andersen LLP as VantageMed's independent public auditors for the fiscal year ending December 31, 2000. Holders of 4,903,288 shares were represented at the meeting. Holders of a majority of the shares voted in favor of each of the proposals as follows:


                                                              FOR               AGAINST            ABSTAIN
         Elect Richard W. Pendleton                           4,776,298         126,990            ---
         Elect Peter Friedli                                  4,801,427         101,861            ---
         Ratify Arthur Andersen LLP as Auditors               4,864,079          13,120            26,089


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

  EXHIBIT
  NUMBER       EXHIBIT TITLE
  -------      -------------
    1.1      - Financial Data Schedule (filed only electronically with the SEC)

         (b)      Reports on Form 8-K:

                  On June 12, 2000, the Company filed a report on Form 8-K noting a press release dated June 5, 2000, naming Paul W. Souza to the position of Senior Vice President and Chief Financial Officer.

                                                              SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  VANTAGEMED CORPORATION
                                                  By:

                                                     /S/  PAUL W. SOUZA

                                                     PAUL W. SOUZA
                                                     SENIOR VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                                     Date:  August 14, 2000