Form 10-Q
period 2000-09-30
VANTAGEMED CORP
filed 2000-11-13
CIK 1099531

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

                     For the period ended September 30, 2000
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ____________

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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                   Outstanding at
Class                                             November 9, 2000
-----                                             ----------------
Common stock.....................................    8,625,971

================================================================================

                             VantageMed Corporation
                                    Form 10-Q
                                  Third Quarter

                                   -----------

                            Index and Cross Reference

Item Number                                                                                       Page
-----------                                                                                       ----
                                    PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements:
                Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000.......    3
                Consolidated Statements of Operations for the three and nine months ended
                September 30, 1999 and 2000......................................................    4
                Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 2000......................................................    5
                Notes to Consolidated Financial Statements.......................................    6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................   11
            Forward-Looking Statements and Risk Factors..........................................   19
Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................   26

                                      PART II - OTHER INFORMATION
Item 1.     Legal Proceedings....................................................................   28
Item 2.     Changes in Securities and Use of Proceeds............................................   28
Item 5.     Other Information....................................................................   29
Item 6.     Exhibits and Reports on Form 8-K.....................................................   30

            Signatures...........................................................................   30

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                             VANTAGEMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     December 31,      September 30,
                                                                                         1999              2000
                                                                                     ------------      -------------
                                           ASSETS                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $    250          $  2,076
  Short-term investments ...........................................................         --            17,182
  Accounts receivable, net of allowance of $287 and $354, respectively .............      2,463             2,247
  Notes receivable, current portion ................................................         64                73
  Inventories ......................................................................        480               422
  Prepaid expenses and other .......................................................      2,064               332
                                                                                       --------          --------
      Total current assets .........................................................      5,321            22,332
NOTES RECEIVABLE, net of current portion ...........................................        128               119
PROPERTY AND EQUIPMENT, net ........................................................      2,564             1,658
INTANGIBLES, net of accumulated amortization of $4,592 and $9,771, respectively ....     28,451            23,419
                                                                                       --------          --------
      Total assets .................................................................   $ 36,464          $ 47,528
                                                                                       ========          ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ................................................   $  5,574          $    555
  Accounts payable .................................................................      2,352             1,262
  Accrued liabilities ..............................................................      2,501             1,894
  Customer deposits and deferred revenue ...........................................      2,906             2,824
                                                                                       --------          --------
      Total current liabilities ....................................................     13,333             6,535
LONG-TERM DEBT, net of current portion .............................................      2,639             1,127
                                                                                       --------          --------
      Total liabilities ............................................................     15,972             7,662
                                                                                       --------          --------

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized
        Series A-1-1,795,300 and 0 shares issued and outstanding, respectively .....          2                --
        Series B-120,000 and 0 shares issued and outstanding, respectively .........         --                --
  Common stock, $0.001 par value, 20,000,000 shares authorized; 4,636,532 and
        8,623,823 shares issued and outstanding, respectively ......................          4                 9
  Additional paid-in capital .......................................................     35,357            72,654
  Unrealized gain (loss) on available-for-sale securities ..........................         --                --
  Deferred compensation ............................................................        (78)              (44)
  Accumulated deficit ..............................................................    (14,793)          (32,753)
                                                                                       --------          --------
      Total stockholders' equity ...................................................     20,492            39,866
                                                                                       --------          --------
      Total liabilities and stockholders' equity ...................................   $ 36,464          $ 47,528
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

                             VANTAGEMED CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                       -------------------------------------------------------------------
                                                       (As restated-                       (As restated-
                                                        see Note 7)                         see Note 7)
                                                            1999              2000              1999              2000
                                                            ----              ----              ----              ----
                                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
REVENUES:
  Software and systems ...........................      $     2,589       $     1,682       $     5,751       $     5,546
  Customer support and electronic services .......            2,647             4,322             6,709            11,977
                                                        -----------       -----------       -----------       -----------
       Total revenues ............................            5,236             6,004            12,460            17,523
                                                        -----------       -----------       -----------       -----------

 OPERATING COSTS AND EXPENSES:
  Software and systems ...........................              955               617             2,603             2,071
  Customer support and electronic services .......            1,681             2,578             4,462             7,590
  Selling, general and administrative ............            2,842             3,623             6,213            12,000
  Product development ............................            1,237             1,413             2,797             4,338
  Depreciation and amortization ..................            1,089             1,301             2,467             4,400
  Restructuring, impairment and other charges ....               --                --                --             2,516
                                                        -----------       -----------       -----------       -----------
       Total operating costs and expenses ........            7,804             9,532            18,542            32,915
                                                        -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS .............................           (2,568)           (3,528)           (6,082)          (15,392)
                                                        -----------       -----------       -----------       -----------
INTEREST INCOME (EXPENSE):
  Interest income ................................               15               337                27               960
  Interest expense ...............................             (139)              (70)             (446)           (3,528)
                                                        -----------       -----------       -----------       -----------
       Total interest income (expense), net ......             (124)              267              (419)           (2,568)
                                                        -----------       -----------       -----------       -----------
LOSS BEFORE INCOME TAXES .........................           (2,692)           (3,261)           (6,501)          (17,960)
INCOME TAXES .....................................               --                --                --                --
                                                        -----------       -----------       -----------       -----------
       Net loss ..................................      $    (2,692)      $    (3,261)      $    (6,501)      $   (17,960)
                                                        ===========       ===========       ===========       ===========
Basic and diluted net loss per share .............      $     (0.73)      $     (0.38)      $     (2.26)      $     (2.27)
                                                        -----------       -----------       -----------       -----------
Weighted-average shares-basic and diluted ........        3,684,985         8,614,578         2,873,550         7,905,479
                                                        -----------       -----------       -----------       -----------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      ---------------------------
                                                                                      (As restated-
                                                                                       see Note 7)
                                                                                           1999           2000
                                                                                           ----           ----
                                                                                       (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................      $ (6,501)      $(17,960)
  Adjustments to reconcile net loss to net cash used for operating activities
  Depreciation and amortization ..................................................         2,467          4,400
  Impairment of intangibles ......................................................            --          1,513
  Bad debt expense ...............................................................           128            146
  Provision for deferred income taxes ............................................           (82)            --
  Beneficial interest conversion .................................................            --          3,000
  Amortization of deferred compensation ..........................................            --             34
  Loss on disposal of property and equipment through restructuring ...............            --            750
  Changes in assets and liabilities, net of effects from acquisitions
    Account receivable ...........................................................          (176)            70
    Inventories ..................................................................          (151)            58
    Prepaid expenses and other ...................................................          (141)         1,733
    Book overdraft ...............................................................        (1,333)            --
    Accounts payable and accrued liabilities .....................................          (438)        (1,635)
    Customer deposits and deferred revenue .......................................          (346)           (82)
                                                                                        --------       --------
     Net cash used in operating activities .......................................        (6,573)        (7,973)
                                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of effects from acquisitions ..........          (200)          (404)
  Purchase of intangible asset ...................................................            --           (147)
  Cash received from business acquired, net ......................................         4,200             --
  Purchases of investments, net ..................................................            --        (17,182)
  Proceeds from sale of property and equipment ...................................            --             18
                                                                                        --------       --------
     Net cash provided by (used in) operating activities .........................         4,000        (17,715)
                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .......................................................           636         31,039
  Issuance of preferred stock ....................................................         3,000             --
  Proceeds from issuance of long-term debt .......................................           374          1,200
  Payments on long-term debt .....................................................          (682)        (4,725)
                                                                                        --------       --------
     Net cash provided by financing activities ...................................         3,328         27,514
                                                                                        --------       --------
     Net increase in cash and cash equivalents ...................................           755          1,826
CASH AND CASH EQUIVALENTS, beginning of period ...................................           435            250
                                                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period .........................................      $  1,190       $  2,076
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

                             VANTAGEMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000.

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

                             VANTAGEMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Intangibles

      Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforce. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to ten years, depending upon whether the acquisition is established as a new regional office or is consolidated into an existing one and whether or not there are continuing sales of the software purchased in the acquisition. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized on a straight-line basis over a period of one to ten years depending upon the average length of employment for the employees of the acquired companies.

Revenue Recognition

      Software and systems revenue is derived from the licensing of proprietary software, the sale of third-party software, primarily desktop operating systems and communication and security software, and the sale of computer hardware and supplies. Customer support and electronic services revenue is derived from software maintenance and customer service, network and computer hardware support, training, data conversion, system installation, electronic claims processing and electronic statement printing and mailing.

      The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue, in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an agreement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consist primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately. Revenues from other services, which include training, data conversion, electronic claims processing and electronic statement printing and mailing are recognized as the services are provided.

      Deferred revenue consists of revenue deferred under annual maintenance and support agreements under which amounts have been received from customers and for which the earnings process has not been completed. Customer deposits consist of cash collections for undelivered product and related services as of the reporting period. The Company will recognize this deferred revenue in accordance with its revenue recognition policy, typically over a period of one year or less.

Net Loss Per Common Share

      The Company calculated net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

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

Net Loss Per Common Share (continued)

preferred stock are excluded from the computation of net loss per share because their effect is antidilutive, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using treasury stock method. There were 1,795,300 and no shares of Series A-1 convertible preferred stock outstanding at September 30, 1999 and 2000, respectively. There were 100,000 and no shares of Series B convertible preferred stock outstanding at September 30, 1999 and 2000, respectively. Both Series A-1 and Series B preferred stock were converted into common stock on February 14, 2000. In addition, there were 538,372 and 904,260 outstanding options and warrants to purchase common stock as of September 30, 1999 and 2000, respectively.

Recent Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required for the fiscal year ending December 31, 2000. The Company believes that the adoption of SAB 101 will not have a material effect on the results of operations or financial condition.

3. INITIAL PUBLIC OFFERING:

      In February 2000, VantageMed completed an initial public offering (IPO) of 3 million shares of its common stock. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. The Company paid an aggregate amount of approximately $2,520,000 in underwriting discounts and commissions. In addition, expenses incurred in connection with the offering totaled approximately $2,441,000.

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

                             VANTAGEMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INITIAL PUBLIC OFFERING (continued):

      Upon closing of the IPO, all outstanding shares of Series A-1 preferred stock were converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock were automatically converted into 120,000 shares of common stock. Additionally, a secured convertible promissory note with principal and interest totaling $3,061,500 converted into 510,685 common shares upon closing of the IPO.

4. DEFERRED COMPENSATION:

      As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $0, $11,700, $0, $35,100 for the three months and nine months ended September 30, 1999 and 2000, respectively.

5. SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash payments for interest amounted to approximately $404,000 and $420,000 for the nine months ended September 30, 1999 and 2000, respectively. Cash payments for income taxes amounted to $7,000 and $0 for the nine months ended September 30, 1999 and 2000, respectively.

      During the nine months ended September 30, 1999, the Company acquired Civitec Healthcare Computers, Inc., Acrotrex Corporation and Metropolitan Information Services, Inc., Medical Software Solutions, Inc., Brand Software, Inc., Care Information Systems, Inc., Mariner Systems, Inc., Health Information Network, Logos Systems, Inc. Aggregate consideration for these acquisitions completed during this period in 1999 was 1,421,773 common shares for a total of $14,960,000 in common stock, 20,000 shares of preferred stock for a total of $240,000 in preferred stock, $152,000 in cash, $1,606,000 in notes payable, and $1,111,000 in stock options for an approximate aggregate value of $18,069,000. Additionally, the Company converted a $500,000 line of credit to 197,628 shares of Series A-1 preferred stock and financed the purchase of property and equipment under capital leases of approximately $62,000.

      For the nine months ended September 30, 2000, the Company converted two promissory notes with principal and interest totaling $3,251,500 into 527,810 shares of common stock, converted both Series A-1 and Series B preferred stock into common stock and financed $193,000 in the purchase of property and equipment under capital leases.

6. CONTINGENCIES:

      Beginning on March 13, 2000 a series of securities class action lawsuits have been filed against the Company, its officers and directors alleging that the Company's S-1 Registration Statement and prospectus contained false and misleading statements. These actions have now been consolidated into a single action. The lawsuit alleges that the Company failed to describe that the Company would be delayed in introducing a new version of one of its software products, and which delay would adversely effect the Company's future results of operations. VantageMed has filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The motion is scheduled for hearing in January 2001. The Company believes this action is without merit and it intends to vigorously defend itself against them. However, depending on the amount and timing, ultimate resolution of some or all of these matters could materially affect future results of operations.

7. RESTATEMENT OF 1999 FINANCIAL STATEMENTS:

      As originally calculated, the tax provision for the three months and nine months ended September 30, 1999 included a benefit. Certain deferred tax liabilities were recorded in connection with purchase business combinations. These deferred tax liabilities represented the tax effect of certain book and tax basis differences of acquired companies. Net operating losses arising subsequent to the related acquisition were benefited against the recorded deferred tax liabilities.

      Because the Company had a valuation allowance on its deferred tax assets at the date of the business combinations, the deferred tax liabilities should have been used to reduce the Company's valuation allowance with a corresponding reduction in goodwill, rather than recognizing benefits of future net operating losses as previously reported. Accordingly, no benefit is recorded in the results of operations for the three month and nine month periods ended September 30, 1999, as restated.

8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

      During the second quarter of 2000, management committed to a plan of restructuring to consolidate facilities, sunset obsolete software products and eliminate staffing redundancies. This restructuring was substantially completed in the second quarter of 2000.

      In connection with the restructuring, management re-evaluated the carrying value of some of its intangible assets and acquired software. Management determined that certain intangible assets from prior acquisitions were no longer realizable. This determination was based primarily on the decision by management to sunset older legacy software products that are technologically obsolete and for which the Company will no longer provide support. Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets," recorded values from these products were not deemed to be recoverable. The resulting impairment of long-lived assets necessitated a write down of approximately $1,513,000. The estimated fair values of these long-lived assets were determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Additionally, the Company recorded a $750,000 write off of software purchased for internal use that will no longer be used.

      The Company also recorded costs and accrued liabilities to close and consolidate facilities, cancel leases and fulfill other obligations under the terms of certain acquisition agreements. The components of restructuring, impairment and other charges are as follows:

      COSTS RELATED TO:
      Impairment of intangibles ................................    $1,513
      Write-off of acquired software ...........................       750
      Facility closure and consolidation .......................        82
      Compensation costs for severance and other termination
        benefits ...............................................       121
      Other restructuring costs ................................        50
                                                                    ------
      Total restructuring, impairment and other charges ........    $2,516
                                                                    ======

      The restructuring accrual established as of June 30, 2000 was $131,000, consisting of $81,000 for facility closure and consolidation and $50,000 for other restructuring costs. The remaining accrual for restructuring as of September 30, 2000 was $71,000, consisting of $32,000 for facility closure and consolidation and $39,000 for other restructuring costs. The decrease of $60,000 represents cash payments.

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

      You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should carefully review the risks declared in the Annual Report on Form 10-K, for the year ended December 31, 1999, filed on March 30, 2000. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

      Cost of revenues consists primarily of the costs of software and computer hardware products sold to customers and associated shipping costs, third-party costs for supplies and electronic services, and salary and benefit costs for employees performing customer support. Selling, general and administrative expenses include the salaries, commissions and benefits of sales staff, executive and administrative personnel costs, advertising and promotional materials costs and travel, communications, facilities, insurance and other administrative expenses. Product development expenses are primarily payroll and related costs to develop new products and enhance existing products.

                       Business Segment Gross Profit Data
                     (In thousands, except percentage data)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                     ------------------    ------------------
Software and Systems:                                  1999       2000       1999       2000
                                                     -------    -------    -------    -------
Revenues .........................................   $ 2,589    $ 1,682    $ 5,751    $ 5,546
  Cost of revenues ...............................       955        617      2,603      2,071
                                                     -------    -------    -------    -------
  Gross profit ...................................   $ 1,634    $ 1,065    $ 3,148    $ 3,475
                                                     =======    =======    =======    =======
  Gross profit percentage ........................      63.1%      63.3%      54.7%      62.7%

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                     ------------------    ------------------
Customer Support and Electronic Services:              1999       2000       1999       2000
                                                     -------    -------    -------    -------
  Revenues .......................................   $ 2,647    $ 4,322    $ 6,709    $11,977
  Cost of revenues ...............................     1,681      2,578      4,462      7,590
                                                     -------    -------    -------    -------
  Gross profit ...................................   $   966    $ 1,744    $ 2,247    $ 4,387
                                                     =======    =======    =======    =======
  Gross profit percentage ........................      36.5%      40.4%      33.5%      36.6%

      Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for each acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition. The Company intends to revaluate the realizability of all intangible assets during the fourth quarter of 2000.

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

      We have invested approximately $11.0 million in product development since our inception. These funds have been primarily invested in our medical and dental products and to a lesser extent into our electronic claims processing systems and a clinical information management system.

      As of September 30, 2000, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $10.5 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates through 2021. A portion of the net operating losses may be subject to limitations under governing tax law.

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

      Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Since July 1997, we have over 11,000 customer sites through acquisition and internal growth. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. As we continue to grow, we expect our operating expenses as a percentage of sales to decrease. We did not complete any acquisitions for the nine months ended September 30, 2000.

Results of Operations

      The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

                Selected Consolidated Financial Data Percentages

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                    ------------------     -----------------
Revenues:                                             1999       2000       1999       2000
                                                     ------     ------     ------     ------
  Software and systems ...........................     49.4%      28.0%      46.2%      31.7%
  Customer support and electronic services .......     50.6       72.0       53.8       68.3
                                                     ------     ------     ------     ------
  Total revenues .................................    100.0      100.0      100.0      100.0
Operating costs and expenses:
  Software and systems ...........................     18.2       10.3       20.9       11.8
  Customer support and electronic services .......     32.1       42.9       35.8       43.3
  Selling, general and administrative ............     54.3       60.3       49.9       68.5
  Product development ............................     23.6       23.5       22.4       24.8
  Depreciation and amortization ..................     20.8       21.7       19.8       25.1
  Restructuring and impairment of intangibles ....       --         --         --       14.4
                                                     ------     ------     ------     ------
  Total operating costs and expenses .............    149.0      158.7      148.8      187.9
                                                     ------     ------     ------     ------
Loss from operations .............................    (49.0)     (58.7)     (48.8)     (87.9)
Interest income (expense), net ...................     (2.4)       4.4       (3.4)     (14.6)
                                                     ------     ------     ------     ------
Loss before income taxes .........................    (51.4)     (54.3)     (52.2)    (102.5)
                                                     ------     ------     ------     ------
Income taxes .....................................       --         --         --         --
Net loss .........................................    (51.4)%    (54.3)%    (52.2)%   (102.5)%
                                                     ======     ======     ======     ======

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 2000

      The variances between the three months ended September 30, 1999 and the corresponding period of 2000 are attributable to four different factors. The first factor involved the level of acquisition activity in 1999. During the fourth quarter of 1999, we completed five business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were not included in the three months ended September 30, 1999, but were included in the three months ended September 30, 2000. Additionally, there was an increase in electronic services revenues in 2000, a decrease in software and systems revenues in 2000 and a decrease in operating expenses as a result of the second quarter 2000 restructuring.

      Revenues. Total revenues increased 14.7% from $5.2 million in the three months ended September 30, 1999 to $6.0 million in the corresponding period of 2000. The revenue increase resulted from acquisitions and the increase in electronic services. Recurring revenues increased 17.6% from $4.2 million in the three months ended September 30, 1999 to $4.9 million in the corresponding period of 2000, while non-recurring revenues increased 3.2% from $1.08 million in the three months ended September 30, 1999 to $1.1 million in the corresponding period of 2000.

            Software and Systems. The software and systems component of total revenues decreased 35.0% from $2.6 million, or 49.4% of total revenues for the three months ended September 30, 1999 to $1.7 million, or 28.0% of total revenues in the corresponding period of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 50.7% and 56.1% and computer hardware and supply revenues were 49.3% and 43.9% of total software and systems revenues for the three months ended September 30, 1999 and 2000, respectively. The decrease in software and systems revenues was primarily due to general market softness for new system sales.

            Revenues from software licensing decreased 28.1% from $1.3 million for the three months ended September 30, 1999 to $944,000 for the same period in 2000. Legacy product sales were 47.5% of software licensing revenues for the three months ended September 30, 1999 compared to 58.2% in the corresponding period of 2000. New product sales were 52.5% of software licensing revenues for the three months ended September 30, 1999 compared to 41.8% in the corresponding period of 2000. The increase in legacy product sales is primarily due to acquisitions. The gross profit for software licensing revenues decreased 32.1% from $1.2 million for the three months ended September 30, 1999 to $846,000 in the corresponding period of 2000.

            Revenues from computer hardware and supplies decreased 42.2% from $1.3 million for the three months ended September 30, 1999 to $738,000 in the corresponding period of 2000. The gross profit from computer hardware and supplies revenues decreased 43.6% from $388,000 for the three months ended September 30, 1999 to $219,000 in for the corresponding period of 2000. The three months ended September 30, 1999 included one- time hardware sales to customers in order to become "Year 2000" compliant. Additionally, there has been general market softness for new system sales during the three months ended September 30, 2000.

            Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 63.3% from $2.6 million, or 50.6% of total revenues in the three months ended September 30, 1999, to $4.3 million, or 72.0% of total revenues in the corresponding period of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing and electronic statement printing and mailing. Customer support revenues were 92.2% and 76.5% and electronic services revenues were 7.8% and 23.5% of total customer support and electronic services revenues for the three months ended September 30, 1999 and 2000, respectively. Appropriately $914,000 of the increase in customer support and electronic services was due to acquisitions. The remaining $761,000 of the increase was due to internal growth.

            Revenues from customer support increased 33.5% from $2.4 million for the three months ended September 30, 1999 to $3.3 million in the corresponding period of 2000. The gross profit for customer support revenues increased 56.8% from $865,000 for the three months ended September 30, 1999 to $1.4 million in the corresponding period of 2000. The increase in this category is due to acquisition growth.

            Revenues from electronic services increased 392.2% from $206,000 for the three months ended September 30, 1999 to $1.0 million in the corresponding period of 2000. The gross profit for electronic services revenues increased 284.2% from $101,000 for the three months ended September 30, 1999 to $388,000 in the corresponding period of 2000. The increase in this category is due to internal growth.

Cost of Revenues. Total cost of revenues increased 21.2% from $2.6 million, or 50.3% of total revenues for the three months ended September 30, 1999 to $3.2 million, or 53.2% of total revenues in the corresponding period of 2000.

Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 35.4% from $955,000 or 18.2% of total revenues for the three months ended September 30, 1999 to $617,000, or 10.3% of total revenues in the corresponding period of 2000. Software licensing costs were 7.0% and 15.9%, and computer hardware and supplies costs were 93.0% and 84.1% of total software and systems costs for the three months ended September 30, 1999 and 2000, respectively. The decrease in cost is consistent with the decrease in revenue.

            Costs for software licensing increased 46.3% from $67,000, or 1.3% of total revenues in the three months ended September 30, 1999 to $98,000, or 1.6% of total revenues in the corresponding period of 2000. The software licensing gross margin percentage decreased from 94.9% to the three months ended September 30, 1999 to 89.6% in the corresponding period of 2000.

            Costs for computer hardware and supplies decreased 41.6% from $888,000, or 17.0% of total revenues in the three months ended September 30, 1999 to $519,000, or 8.6% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies decreased from 30.4% for the three months ended September 30, 1999 to 29.7% in the corresponding period of 2000.

            Customer Support and Electronic Services. Customer support and electronic services costs increased 53.4% from $1.7 million, or 32.1% of total revenues in the three months ended September 30, 1999 to $2.6 million, or 42.9% of total revenues in the corresponding period of 2000. Customer support costs were 93.8% and 75.7%, and electronic services costs were 6.2% and 24.3% of total customer support and electronic services costs for the three months ended September 30, 1999 and 2000, respectively. The increase in cost is consistent with the increase in revenue.

            Costs for customer support increased 23.9% from $1.6 million or 30.1% of total revenues, in the three months ended September 30, 1999 to $2.0 million, or 32.5% of total revenues in the corresponding period of 2000. The customer support gross margin percentage increased from 35.4% for the three months ended September 30, 1999 to 41.0% in the corresponding period of 2000, primarily due to acquisitions.

            Costs for electronic services increased 496.2% from $105,000, or 2.0% of total revenues, in the three months ended September 30, 1999 to $626,000, or 10.4% of total revenues, in the corresponding period of 2000. The electronic services gross margin percentage decreased from 49.0% for the three months ended September 30, 1999 to 38.3% in the corresponding period of 2000. The increase in cost is consistent with the increase in revenue. The decrease in the gross margin percentage is due to the difference in cost of services of electronic statements as compared to electronic claims.

Selling, General and Administrative. Selling, general and administrative expenses increased 27.5% from $2.8 million, or 54.3% of total revenues for the three months ended September 30, 1999, to $3.6 million, or 60.3% of total revenues in the corresponding period of 2000. Of the $781,000 increase, selling and marketing expenses, corporate administration, and regional distribution channel expenses increased approximately $205,000, $458,000, and $118,000, respectively. The $205,000 increase in selling expenses is the direct result of selling costs of the acquired distribution channel. The $458,000 increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $118,000 increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel.

Product Development. Product development expenses increased from $1.2 million, or 23.6% of total revenues for the three months ended September 30, 1999, to $1.4 million, or 23.5% of total revenues in the corresponding period of 2000. The dollar increase was due primarily to additional staffing and related costs necessary for development of our new products.

Depreciation and Amortization. Depreciation and amortization expenses increased from $1.1 million, or 20.8% of total revenues, for the three months ended September 30, 1999, to $1.3 million, or 21.7% of total revenues, in the corresponding period of 2000. Of these amounts, amortization expenses were $637,000 for the three months ended

September 30, 1999 and $1.1 million in the corresponding period of 2000. At September 30, 2000, we had intangible assets totaling $33.2 million with accumulated amortization of $9.8 million, which includes $1.5 million for the impairment of intangibles. The weighted average life of these intangibles was
8.3 years.

Interest Income (Expense), Net. Interest expense was $124,000 or 2.4% of total revenues for the three months ended September 30, 1999 compared to interest income of $267,000 or 4.4% of total revenues for the same period in 2000. The dollar and percentage increase in income is primarily the result of interest earned for the quarter on cash equivalents and short-term investments and the decrease of interest expense due to the payoff of long-term debt in prior quarters.

Income Taxes. No tax benefit was recorded for the three months ended September 30, 1999 and 2000. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 2000

      A portion of the variances between the nine months ended September 30, 1999 and the corresponding period of 2000 are attributable to our acquisition activity. During the last three months of 1999, we completed five business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were not included in the nine months ended September 30, 1999, but were included in the nine months ended September 30, 2000.

      Revenues. Total revenues increased 40.6% from $12.5 million in the nine months ended September 30, 1999 to $17.5 million in the corresponding period of 2000. The revenue increase primarily resulted from acquisitions. Recurring revenues increased 40.4% from $10.0 million in the nine months ended September 30, 1999 to $14.0 million in the corresponding period of 2000, while non-recurring revenues increased 41.6% from $2.5 million in the nine months ended September 30, 1999 to $3.5 million in the corresponding period of 2000.

            Software and Systems. The software and systems component of total revenues decreased 3.6% from $5.8 million, or 46.2% of total revenues for the nine months ended September 30, 1999 to $5.5 million, or 31.7% of total revenues in the corresponding period of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 45.6% and 59.4% and computer hardware and supply revenues were 54.4% and 40.6% of total software and systems revenues for the nine months ended September 30, 1999 and 2000, respectively. The decrease in software and systems was primarily due to general market softness for new systems.

            Revenues from software licensing increased 25.8% from $2.6 million for the nine months ended September 30, 1999 to $3.3 million for the same period in 2000. Legacy product sales were 54.9% of software licensing revenues for the nine months ended September 30, 1999 compared to 55.9% in the corresponding period of 2000. New product sales were 45.1% of software licensing revenues for the nine months ended September 30, 1999 compared to 44.1% in the corresponding period of 2000. The gross profit for software licensing revenues increased 19.7% from $2.4 million for the nine months ended September 30, 1999 to $2.9 million in the corresponding period of 2000.

            Revenues from computer hardware and supplies decreased 28.1% from $3.2 million for the nine months ended September 30, 1999 to $2.2 million in the corresponding period of 2000. The gross profit from computer hardware and supplies revenues decreased 18.7% from $759,000 for the nine months ended September 30, 1999 to $617,000 in for the corresponding period of 2000.

            Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 78.5% from $6.7 million, or 53.8% of total revenues in the nine months ended September 30, 1999, to $12.0 million, or 68.3% of total revenues in the corresponding period of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. Customer support revenues were 91.6% and 79.0% and electronic services revenues were 8.4% and 21.0% of total customer support and electronic services revenues for the nine months ended September 30, 1999 and 2000, respectively. Approximately $4.4 million of the increase in customer support and electronic services was due to acquisitions. The remaining $831,000 of the increase was due to internal growth.

            Revenues from customer support increased 54.0% from $6.1 million for the nine months ended September 30, 1999 to $9.5 million in the corresponding period of 2000. The gross profit for customer support revenues increased 75.4% from $1.9 million for the nine months ended September 30, 1999 to $3.4 million in the corresponding period of 2000. The increase in this category is due to acquisition growth.

            Revenues from electronic services increased 344.6% from $566,000 for the nine months ended September 30, 1999 to $2.5 million in the corresponding period of 2000. The gross profit for electronic services revenues increased 218.4% from $312,000 for the nine months ended September 30, 1999 to $992,000 in the corresponding period of 2000. The increase in this category is due to internal growth.

Cost of Revenues. Total cost of revenues increased 36.7% from $7.1 million for the nine months ended September 30, 1999 to $9.7 million in the corresponding period of 2000, but decreased as a percentage of total revenues from 56.7% for the nine months ended September 30, 1999 to 55.1% in the corresponding period of 2000.

            Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 20.4% from $2.6 million or 20.9% of total revenues for the nine months ended September 30, 1999 to $2.1 million, or 11.8% of total revenues in the corresponding period of 2000. Software licensing costs were 8.9% and 21.1%, and computer hardware and supplies costs were 91.1% and 78.9% of total software and systems costs for the nine months ended September 30, 1999 and 2000, respectively. The decrease in cost is consistent with the decrease in revenue.

            Costs for software licensing increased 89.1% from $231,000, or 1.9% of total revenues in the nine months ended September 30, 1999 to $437,000, or 2.5% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of products and services sold. Gross margin percentage for software licensing decreased from 91.2% for the nine months ended September 30, 1999 to 86.7% in the corresponding period of 2000.

            Costs for computer hardware and supplies decreased 31.1% from $2.4 million or 19.0% of total revenues in the nine months ended September 30, 1999 to $1.6 million, or 9.3% of total revenues in the corresponding period of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 24.2 % for the nine months ended September 30, 1999 to 27.4% in the corresponding period of 2000.

            Customer Support and Electronic Services. Customer support and electronic services costs increased 70.1% from $4.5 million, or 35.8% of total revenues in the nine months ended September 30, 1999 to $7.6 million, or 43.3% of total revenues in the corresponding period of 2000. Customer support costs were 94.3% and 79.9%, and electronic services costs were 5.7% and 20.1% of total customer support and electronic services costs for the nine months ended September 30, 1999 and 2000, respectively. The increase in cost is consistent with the increase in revenue.

            Costs for customer support increased 44.1% from $4.2 million or 33.8% of total revenues, in the nine months ended September 30, 1999 to $6.1 million, or 34.6% of total revenues in the corresponding period of 2000. The customer support gross margin percentage increased from 31.5% for the nine months ended September 30, 1999 to 35.9% in the corresponding period of 2000, primarily due to acquisitions.

            Costs for electronic services increased 499.2% from $255,000, or 2.0% of total revenues, in the nine months ended September 30, 1999 to $1.5 million, or 8.7% of total revenues, in the corresponding period of

      2000. The increase in cost is consistent with the increase in revenue. The electronic services gross margin percentage decreased from 55.0% for the nine months ended September 30, 1999 to 39.4% in the corresponding period of 2000. This decrease in the gross margin percentage is due to the difference in cost of services of electronic statements as compared to electronic claims.

Selling, General and Administrative. Selling, general and administrative expenses increased 93.1% from $6.2 million, or 49.9% of total revenues for the nine months ended September 30, 1999, to $12.0 million, or 68.4% of total revenues in the corresponding period of 2000. Of the $5.8 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $1.2 million, $1.7 million, and $2.9 million, respectively. The $1.2 million increase in selling expenses is the direct result of selling costs of the acquired distribution channel. The $1.7 million increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $2.9 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel. Additionally, during the second quarter of 2000, the Company recorded non-recurring charges associated with a plan to reduce operating expenses. Included in the $1.7 million expense for corporate administration is $65,000 of incremental costs for relocation for certain employees and included in the $2.9 million expense for regional distribution channel expense is $132,000 of incremental costs to consolidate certain regional offices.

Product Development. Product development expenses increased from $2.8 million or 22.4% of total revenues for the nine months ended September 30, 1999, to $4.3 million, or 24.8% of total revenues in the corresponding period of 2000. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

Depreciation and Amortization. Depreciation and amortization expenses increased from $2.5 million or 19.8% of total revenues, for the nine months ended September 30, 1999, to $4.4 million, or 25.1% of total revenues, in the corresponding period of 2000. Of these amounts, amortization expenses were $1.9 million for the nine months ended September 30, 1999 and $3.7 million in the corresponding period of 2000. At September 30, 2000, we had intangible assets totaling $33.2 million with accumulated amortization of $9.8 million, which includes $1.5 million for the impairment of tangibles. The weighted average life of these intangibles was 8.3 years.

Restructuring, Impairment and Other Charges. In the quarter ended June 30, 2000, we incurred non-recurring charges of $2.5 million associated with a restructuring plan announced during the same quarter. These charges were primarily associated with older legacy software products that were being discontinued, charge for write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our technology into one center.

Interest Income (Expense), Net. Interest expense increased from $419,000, or 3.4% of total revenues for the nine months ended September 30, 1999 to $2.6 million, or 14.6% of total revenues in the corresponding period of 2000. The percentage and dollar increases primarily resulted from a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants totaling $3.1 million.

Income Taxes. No tax benefit was recorded for the years ended September 30, 1999 and 2000. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with SFAS 109 "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

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

      In February 2000, the Company completed its initial public offering of common stock, which resulted in net proceeds of approximately $31.0 million. At September 30, 2000, we had $19.3 million in cash and short-term investments, compared to $250,000 at December 31, 1999.

      Net cash used in operating activities was $8.0 million and $6.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 related to the net loss for the period offset primarily by an increase in depreciation and amortization expense, impairment of certain intangibles, the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants and the loss on disposal of property and equipment through restructuring. Net cash used in operating activities for the nine months ended September 30, 1999 related to the net loss for the period, which was offset primarily by depreciation and amortization expense.

      Net cash used in investing activities was $17.7 million for the nine months ended September 30, 2000 compared to net cash provided by investing activities of $3.9 million for the same period of 1999. Investing activities for the nine months ended September 30, 2000, primarily included the purchase of higher-yield short-term investments, as well as the purchase of computers and office equipment used in our regional offices. Net cash provided by investing activities in 1999 consisted primarily of cash received from businesses acquired.

      Net cash provided by financing activities was $27.5 million and $3.4 million for the nine months ended September 30, 2000 and 1999, respectively. Financing activities for the nine months ended September 30, 2000 consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.7 million in payments of long-term debt. Cash provided by financing activities for the nine months ended September 30, 1999 related primarily to the issuance of preferred stock.

      In addition, at September 30, 2000 we had $416,000 in capital leases primarily for computers and office equipment, most of which we assumed in connection with acquisitions. In addition, we had $1.3 million in assumed debt or promissory notes issued in connection with acquisitions that was outstanding at September 30, 2000. Interest rates on the promissory notes range from non-interest bearing to 12.5%. Future minimum principal payments under debt and lease obligations (capital and operating) for 2001, 2002, 2003, 2004 and 2005 and thereafter are $1.5 million, $1.2 million, $870,000, $630,000, and $288,000 respectively.

      We have operated with negative working capital and with negative cash flow primarily due to acquisition expenses, prior debt incurred by acquired companies and the costs of building infrastructure and product development activities. Our IPO eliminated our negative working capital position, however, the negative cash flow from operations is expected to continue until the Company expands its cross-selling of new products, add-on services to our existing customer base and reduces operating expenses.

      We believe that our cash and short-term investments will be sufficient to meet our cash flow needs through September 2001.

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

      We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $32.8 million, of which $10.1 million was amortization and depreciation. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

If We Fail To Generate Recurring Revenues and Sustain Margins From Our Customers, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

      Our financial success depends upon our ability to increase revenues and sustain margins on our products and services. To this end, we focus our marketing efforts on upgrading existing systems, providing new software that enables our customers to migrate from legacy to Windows-based products and to increase the use of electronic services. If existing customers fail to upgrade or migrate to our newer systems, we may not be able to increase our revenues or obtain profitability in the near term or at all.

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

Our Restructuring Program May Not Be Successful

      During the second quarter of 2000, we developed and implemented a restructuring program designed to cut Company costs and overhead. The restructuring program has included, among other things, the consolidation of offices, the centralization of our technology centers, staff reductions, and the phasing out of older products and product lines. There can be no assurances that our restructuring program will result in cost reductions, and the phasing out of products may result in decreased revenues if customers currently using those products do not convert to our new product offerings.

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

We May Not be Able to Realize the Benefits of Our Marketing Programs and Relationships

      We have entered into certain marketing agreements intended to increase the awareness of our Company in the market and increase future revenues. The marketing programs may not be successful nor generate the level of interest we expect and we may not be able to realize revenues from these programs.

RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

If We Fail To Identify Or Negotiate The Purchase Of Complementary Acquisition Candidates Or If Competition For Such Candidates Increases, We May Be Unable To Grow Our Business And Expand Our Distribution Network And May Fail To Achieve Or Sustain Profitability

      We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the nine months ended September 30, 2000. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

      Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as

WebMD Corporation (formally Medical Manager Corporation), Infocure Corporation, Medic Computer Systems, Inc., IDX Systems Corporation, CyCare, a division of McKessonHBOC, Quality Systems Inc., MedicaLogic Inc., Dentrix Dental Systems, Inc., and National Data Corporation. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

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

      Federal regulations under the Health Insurance Portability and Accountability Act of 1996 governing the confidentiality and integrity of healthcare information transmitted electronically are complex and are evolving rapidly. Although we believe that our software products meet the current regulatory standards described more fully in the "Business" section in our most recent Form 10-K, any failure on the part of our software to comply with current or future regulations could subject us to severe legal and financial liability. Such failures could also result in harm to our business reputation and a significant loss of customers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities.

      We invest our excess funds in cash equivalents consisting primarily of short-term A1/P1 or better-rated money market securities or government-backed notes, which have original maturities not greater than 90 days, and short-term investments. All investments have been classified as available-for-sale and, accordingly are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Beginning on March 13, 2000, a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933. These actions have new been consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. The VantageMed Corporation, et. al., No. CIV.S-00-0523 MLS DAD.

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

      VantageMed has filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The motion is scheduled for hearing in January 2001.

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

                                                                      Amount
                                                                  --------------
                                                                  (In thousands)

    Securities and Exchange Commission registration fee ...........      $11
    National Association of Securities Dealers, Inc. filing fee ...        4
    Nasdaq National Market listing fee ............................       73
    Accountants' fees and expenses ................................    1,245
    Legal fees and expenses .......................................      606
    Transfer Agent's fees and expenses ............................       23
    Printing and engraving expenses ...............................      332
    Miscellaneous .................................................      147
                                                                      ------
      Total .......................................................   $2,441
                                                                      ======

      None of the amounts shown were paid directly or indirectly to any director or officer of VantageMed or their associates, persons owning 10 percent or more of any class of equity securities of VantageMed or an affiliate of VantageMed.

      After deducting the underwriter's discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $31.0 million. In February 2000 we used $3,545,000 of these net proceeds to repay outstanding principal and interest due on 20 promissory notes. Also in February 2000 we used $67,000 of net proceeds to repay deferred compensation and applicable bonuses for our executive officers.

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

      During the third quarter of 2000, we used approximately $544,000 of such net proceeds for product development, approximately $142,000 on sales and marketing, and $1.9 million for working capital and other general corporate purposes.

      We intend to use the residual net proceeds of our IPO as follows:

                                                                   Approximate
                                                                      Amount
                                                                  --------------
                                                                  (In thousands)

    For potential acquisitions ...................................   $ 8,000
    For increased product development activities .................     2,051
    For increased sales and marketing activities .................     2,739
    For working capital and other general corporate purposes .....     5,687
                                                                     -------
                                                                     $18,477
                                                                     =======

      Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Item 5. Other Information

Richard W. Pendleton Separation Agreement

      The Company entered into a Separation Agreement, dated November 3, 2000, with Richard W. Pendleton, Senior Vice President and Director pursuant to which Mr. Pendleton's employment with the Company terminated effective November 3, 2000. Mr. Pendleton also resigned as of October 31, 2000 as a director and/or officer of all subsidiaries and affiliates of the Company.

      Pursuant to the Separation Agreement, the Company shall make the following benefits available to Mr. Pendleton:

      As payment in full of its obligations under Mr. Pendleton's employment to pay all salaries and wages due through November 3, 2000 including all accrued and unused vacation.

      Accelerated vesting of 10,000 previously granted common stock options to Mr. Pendleton for a total of 10,000 fully vested options, which options will remain exercisable for two years.

      Continuation of indemnification of Mr. Pendleton for two years with respect to acts occurring prior to termination of his Board membership and employment.

      Mr. Pendleton is entitled to reimbursement for all customary, ordinary and necessary business expenses incurred in connection with his employment through November 3, 2000.

      The Company provided Mr. Pendleton a $200,000 full recourse loan secured by 300,000 shares of VantageMed Corporation stock owned by Mr. Pendleton. The loan is due in 24 months at the prime interest rate. Interest accrues at the prime rate on the outstanding balance and is payable on November 3, 2001 for the first twelve months accrued amount. Monthly interest payments are payable on the 13th through 24th months. The total principal and any remaining interest due are payable on November 3, 2002.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

Exhibit
 Number     Exhibit Title
 ------     -------------

 27.1    -  Financial Data Schedule (filed only electronically with the SEC)

      (b)   Reports on Form 8-K:

      During the quarter ended September 30, 2000, the Company filed no current reports on Form 8-K with the Commission.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VANTAGEMED CORPORATION
                                     By:

                                         /s/  Paul W. Souza
                                         ------------------
                                         Paul W. Souza
                                         Senior Vice President and
                                         Chief Financial Officer

                                         Date: November 9, 2000