Form 10-K
period 2000-12-31
VANTAGEMED CORP
filed 2001-03-30
CIK 1099531

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
           SECURITES EXCHANGE ACT OF 19344

       FOR THE TRANSITION PERIOD FROM TO______________ TO ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 20, 2001, the aggregate market value of the outstanding shares of our common stock, held by non-affiliates was approximately $7,245,000, based upon $1.00, the average bid and ask price of our common stock as reported by the Nasdaq National Market on March 20, 2001. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                              OUTSTANDING AT
CLASS                                                         MARCH 30, 2001
-----                                                         --------------
Common stock................................................    8,634,329

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held in May 2001, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VANTAGEMED CORPORATION

                            ------------------------

                           INDEX AND CROSS REFERENCE

ITEM
NUMBER                                                                    PAGE
------                                                                  --------
                                     PART I

Item 1    Business....................................................      3
Item 2    Properties..................................................     12
Item 3    Legal Proceedings...........................................     13
                                    PART II

          Market for Registrant's Common Equity and Related
Item 5      Stockholders Matters......................................     14
Item 6    Selected Financial Data.....................................     15
          Management's Discussion and Analysis of Financial Condition
Item 7      and Results of Operations.................................     17
          Forward-Looking Statements and Risk Factors.................     28
          Quantitative and Qualitative Disclosures About Market
Item 7A     Risk......................................................     36
Item 8    Financial Statements........................................     37
          Changes in and Disagreements With Accountants on Accounting
Item 9      and Financial Disclosure..................................     66
                                    PART III

          Directors and Executive Officers of VantageMed (incorporated
Item 10     by reference).............................................     66
Item 11   Executive Compensation (incorporated by reference)..........     66
          Security Ownership of Certain Beneficial Owners and
Item 12     Management (incorporated by reference)....................     66
          Certain Relationships and Related Transactions (incorporated
Item 13     by reference).............................................     66
                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
Item 14     8-K.......................................................     67
          Signatures..................................................     69

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    VantageMed Corporation is a national provider of healthcare information systems and services distributed to over 11,000 customer sites through a network of regional offices. Our suite of software products and services automates administrative, financial, clinical and management functions for physicians, dentists, other healthcare providers and provider organizations. Our software manages the patient data necessary to effectively integrate Internet-based solutions with the functions performed by our systems. Because of our existing relationships with our customers, we are uniquely positioned to manage their transition from legacy products to our Internet-enabled products and services. With the addition of Internet capabilities to our Windows-based products, we will increase our customers' access to information and their ability to communicate with numerous healthcare participants such as their patients, providers, third-party insurance payers, managed care organizations, pharmacies, and other ancillary service providers.

    Since forming the Company in 1995, we have acquired 26 healthcare information systems companies. Due to the change in the financial market and the uncertainty in the healthcare industry, we decided not to pursue additional acquisitions during the year 2000.

    Our recurring revenues were 82% for the year ended December 31, 2000, compared to 79% for the year ended December 31, 1999. We define recurring revenues as any revenues derived from an existing or acquired customer after the initial installation of the product, including revenues from sales of new products to existing customers. To increase recurring revenues, we are expanding our service offerings and migrating existing customers to our Windows-based, Internet-enabled products and services, and expanding our electronic services. Additionally, due to a change in business condition and operating results at that time, in June of 2000 we implemented a restructuring plan to improve our future operating conditions.

    Our installed customer base, software products and services, and Internet strategy have positioned us to address the information needs of healthcare providers through the development of an integrated technology solution.

THE VANTAGEMED SOLUTION

    We offer integrated Windows-based, Internet-enabled healthcare information systems that reduce the impact of growing economic pressures, administrative burdens and increased information requirements now faced by healthcare providers and physician organizations. Our products enable our customers to access and process information more efficiently and reliably, reduce staff time, and more effectively meet the challenges of healthcare cost containment. With our established distribution network, we are well positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

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

    - STRENGTHENING OUR NATIONAL DISTRIBUTION NETWORK. Through marketing programs, training and information systems we have strengthened our distribution network in our regional markets in an effort to gain critical mass, expand our existing customer base and broaden our market presence.

    - CROSS-SELLING OUR PRODUCTS AND SERVICES TO EXISTING CUSTOMERS AND PURSUING NEW CUSTOMERS. With over 11,000 customer sites, we have the ability to generate significant growth by cross-selling additional products and services, including ongoing maintenance support and electronic transaction services, to our installed customer base. These services are important sources of our recurring revenues. We believe that our strong relationships with our customers position us to be the vendor of choice within our client base and to obtain access to new customers through referrals.

    - FORMING INTERNET AFFILIATIONS. By leveraging the systems capabilities of our Internet-enabled products, we intend to provide the primary interface to the Internet for our customers. We have developed affiliations with several Internet service and information companies. We intend to form additional affiliations to provide a wider range of services for clinical, administrative and electronic commerce functions.

PRINCIPAL PRODUCTS

    We classify our software products as either "Windows-based" or "legacy." Our Windows-based products are the primary products currently offered to our new customers and are the focus of our ongoing product development efforts. Our suite of Windows-based products includes RidgeMark, eMCee, eMCee Connect, ChartKeeper, Therapist Helper and DentalMate. Our Windows-based products provide our customers with software designed to automate administrative, financial, clinical and other practice management and managed care functions. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms. These products can accommodate from one to hundreds of healthcare providers and users.

    As a result of our acquisitions, we support a number of legacy systems. These systems operate on variations of UNIX or DOS-based platforms and generally lack the current state-of-the-art technology of our Windows-based products. We currently have 17 legacy products. These systems provide ongoing revenues derived from support services, software and hardware upgrades, electronic transaction services and new system sales. Approximately 63% of our customer sites use our Windows-based products, while approximately 37% use one or more of our legacy products. We are in the process of migrating customers from the legacy systems to our Windows-based products and believe this represents a significant sales and marketing opportunity.

    We have designed our products to enable our customers to easily transition from their legacy systems to Windows-based products and services. The features, functions and targeted customers of our Windows-based products and services are described below.

PRODUCTS                                                                 PRIMARY CUSTOMER
AND SERVICES                   FEATURES AND FUNCTIONS            TYPE OF PRACTICE OR ORGANIZATION
------------            -------------------------------------  -------------------------------------
RidgeMark               Scheduling, billing, patient           Primary and specialty medical
                        registration,                          practices.
                        electronic claims, reporting.

eMCee                   Member tracking, patient eligibility   Managed healthcare organizations and
                        and authorizations, referral           physician associations contracted
                        tracking, claims adjudication,         with third-party payers,
                        utilization review, risk and           traditionally referred to as
                        contracting analysis.                  Management Services Organizations
                                                               (MSOs), Independent Physician
                                                               Associations (IPAs) and Physician
                                                               Hospital Organizations (PHOs).

eMCee Connect           Internet access to member              Managed healthcare organizations and
                        demographics, patient eligibility and  physician associations: MSOs, IPAs
                        referrals, authorization and claim     and PHOs.
                        payment status.

ChartKeeper             Electronic storage and tracking of     Medium to large medical groups.
                        patient charts, transcription notes,
                        document imaging, security and
                        authentication and electronic chart
                        distribution.

Therapist Helper        Patient registration, scheduling,      Psychologists and behavioral health
                        billing, managed care tracking,        practitioners.
                        electronic claims and reporting. Palm
                        Pilot-enabled.

DentalMate              Scheduling, billing, registration,     Dental practices.
                        electronic claims, charting, digital
                        camera and x-ray.

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

    As described in the following table, many clinical and administrative functions are poorly automated and require manual processing. The following table describes the Internet opportunities we are pursuing and or evaluating which will enable healthcare providers to communicate interactively with their patients and related healthcare entities through the Internet.

                       CURRENT DELIVERY   BUSINESS CONSTRAINTS  INTERNET STRATEGY     VALUE-ADDED
                       -----------------  --------------------  -----------------  -----------------
CLINICAL FUNCTIONS
Prescription           Paper and          Time consuming,       E-mail or access   Access from
  Ordering             telephone          accuracy, patient     pharmacy order     hand-held or
                                          satisfaction, drug    system             portable devices
                                          interaction                              and access to
                                                                                   patient education
                                                                                   site and improved
                                                                                   accuracy

Patient Chart          Handheld recorder  Time consuming,       Browser-based      Wireless
  Dictation            with transcriber   labor intensive       recorder with      hand-held browser
                                                                internet
                                                                transcription
                                                                service

Laboratory Orders and  Paper, fax or      Time consuming,       Access laboratory  Patient and
  Results              printer            errors, misplaced     and store data on  hospital system
                                          documents             patient chart      Internet access
                                                                system

Patient Education      Paper              Accuracy, manual      Internet search    Query system
                                          storages,             and                database to
                                          maintenance           health-related     identify patients
                                                                web sites          by disease,
                                                                                   prescriptions,
                                                                                   demographics,
                                                                                   etc.

Doctor On-Call         Telephone or       Lack of familiarity   Remote access to   Access from
                       paper              with patient          patient chart      hand-held or
                                                                                   portable devices

                       CURRENT DELIVERY   BUSINESS CONSTRAINTS  INTERNET STRATEGY     VALUE-ADDED
                       -----------------  --------------------  -----------------  -----------------
ADMINISTRATIVE FUNCTIONS
Patient Appointment    Telephone or none  Time consuming,       Send e-mail to     Attach patient
  Reminder                                missed appointments   patients through   education or
                                                                the scheduling     visit
                                                                system as a        instructions and
                                                                reminder of        forms; patient
                                                                future             directed access
                                                                appointments       to scheduler

Patient Billing        Mail               Time consuming,       Send e-mail with   Enable consumer
  and Statements                          potential errors,     billing            payment of
                                          cash management       statements to      outstanding bills
                                          delays                patients from the  via credit card
                                                                billing system     acceptance

Billing to Insurance   Telephone,         Time consuming, data  Access electronic  Provide patient
                       electronic or      errors, patient       claims             and doctor access
                       paper              eligibility and       clearinghouse;     to claim status
                                          benefits not          access benefit
                                          verified              systems to
                                                                determine benefit
                                                                status

Insurance Remittance   Check or paper     Delays in payment     Receive            Electronically
  Advice                                  and time consuming    electronic file    receive and post
                                          to post payments      and post to        funds
                                                                accounts
                                                                receivable system

Verification of        Telephone          Ineligible patients   Access benefit     Verify through
  Patient Eligibility                     scheduled and         plans before       the Internet at
  and Benefits                            services are          patient visit      time of
                                          rendered without                         appointment
                                          knowing benefits

Authorization of       Telephone, fax or  Delays in patient     Electronically     Automatic
  Additional Medical   mail               care, time consuming  send and receive   approval of
  Services                                                      authorizations     standard
                                                                                   authorization
                                                                                   requests
ELECTRONIC COMMERCE AND OTHER FUNCTIONS
Prescription Refill    Paper or           Time consuming,       E-mail or access   Access to patient
                       telephone          accuracy, and drug    pharmacy order     education site
                                          interaction           system

Medical Supplies       Telephone or fax   Time consuming,       Access supplier    Search for low
  Ordering                                costly                Web sites to       cost products,
                                                                order supplies     volume purchasing
                                                                                   opportunities

Office Supplies and    Telephone or fax   Time consuming and    Access supplier    Search for low
  Services                                costly                web sites to       cost products and
                                                                order supplies     volume purchases

ELECTRONIC SERVICES

    Our products enable electronic data interchange, or EDI functions. EDI can improve a healthcare practice's cash flow by enabling more cost-efficient processing of patient statements, accurate and timely submission of claims to third-party payers, and more rapid receipt of payer reimbursements. Our EDI services currently include the following:

    ELECTRONIC CLAIMS SUBMISSION. Electronically submits insurance claims from practices to payers, either directly or through a clearinghouse.

    ELECTRONIC PATIENT BILLING. Electronically submits patient billing information from practices by dial-up modem to either our printing center or to a clearinghouse which processes, prints and mails invoices and provides billing reports to the practice.

    ELECTRONIC PAYMENT REMITTANCE. Electronically remits insurance payments and automatically posts explanation of benefits into the practice management system.

    PATIENT INSURANCE VERIFICATION. Electronically accesses insurance and managed care plans to determine a patient's eligibility and benefits.

    We generate revenues by providing these electronic services on a per transaction or flat monthly fee basis. We also offer additional EDI services such as eligibility verification, referral authorization, and claims status services through our Internet-enabled product eMCee Connect.

SUPPORT SERVICES

    We believe that customer satisfaction with support and services is critical to our ongoing success. The scope of our support services includes software and hardware installation, training, software maintenance, data conversion, network support and hardware maintenance. To achieve a higher level of customer satisfaction, many of these services are performed at the customer's site. Our technical service is organized by regional office, product, and practice specialty. In addition to providing on-site training for certain of our product lines, we maintain classroom-based training facilities. We publish periodic newsletters and sponsor user group conferences. These forums provide the user with current information and provide us with an opportunity to demonstrate new products.

    We provide our customers with ongoing software support and services under monthly and annual agreements. These agreements provide for help desk support, software maintenance, and remote diagnostics. As of December 31, 2000, our customer service and support groups consisted of 169 employees, representing approximately 49% of our total employee base.

HARDWARE AND SUPPLIES

    In many cases, the sale of our software products is combined with the sale of hardware systems and installation services. In addition, because many medical practices require additional hardware as their practices grow, we sell computers and other peripherals as part of our product offerings. We typically receive installation and ongoing maintenance revenues as a result of these hardware sales.

PRODUCT DEVELOPMENT

    As of December 31, 2000, our product development organization consisted of 71 employees. We focus our product development efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. This common architecture gives our products the capability to simultaneously operate on different systems such as standard desktop computers or less sophisticated and lower cost workstations using standard Internet browsers.

    Our development teams are organized by product. Each product team has a product manager, a project manager and various developers. Our quality assurance and testing teams follow established guidelines. Subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from end users and our sales teams. Project management tools, project scheduling and distribution of technical and training notes are managed through our corporate Intranet.

PRIVACY ISSUES

    Because our products and services are utilized to transmit and manage highly sensitive and confidential medical information, we must address the security and confidentiality concerns of our customers and of patients and consumers. To enable the use of our products and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to provide a high degree of security. This technology includes:

    - password security that requires a password to access our software;

    - user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access such individual will have;

    - encryption of data transmitted as required over private networks, where we control access to the network and public networks where use is shared with the public, including over the Internet; and

    - use of a mechanism for preventing outsiders from improperly accessing private data resources on our network, commonly referred to as a "firewall."

    We intend to be in compliance with the guidelines set forth in the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") as amended within the timeframes set forth therein and in rules promulgated thereunder. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

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

    We monitor proposed regulations that might affect our software products and services, in order to ensure that we are in compliance with such regulations when and if they are adopted.

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

    As a result of our acquisition strategy, we have acquired a number of qualified sales personnel with strong experience and customer relationships in the regions they serve. As of December 31, 2000, we had 40 sales and marketing personnel, including national sales management, regional sales specialists and direct sales representatives.

ACQUISITION INTEGRATION

    There were no acquisitions completed in 2000. As opportunities arise we are positioned to use our existing infrastructure to support the acquisition and integration of targeted businesses. An integration team, which includes existing operational personnel, identifies and completes the various post-acquisition tasks of integration, including incorporation of desired product features into our products and consolidation of administrative and financial functions.

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

    - regional service and support;

    - price;

    - product features, functionality and ease of use;

    - ongoing product enhancements; and

    - reputation and stability of the seller.

    We believe that our principal competitive advantage stems from our offerings of feature-rich products based on an open system architecture designed to meet our customers' needs, our substantial installed customer base, our focus on customer support and training programs, and our network of offices.

    Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as WebMD Corporation (formally Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and PracticeWorks, Inc., Medic Computer Systems, Inc., IDX Systems Corporation, McKessonHBOC, Quality Systems, Inc., Medscape Inc., Dentrix Dental Systems, Inc., and National Data Corporation. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

    On November 3, 1999, the Secretary promulgated proposed regulations designed to protect the privacy of certain individually identifiable health information and in December 2000, the Secretary issued the final privacy regulations (the "Regulations"). The Regulations impose significant regulatory burdens on health care providers, health plans and health care clearinghouses, as well as these entities' business associates. Unless modified, the Regulations go into effect in February 2003. We are in the process of analyzing the Regulations and taking steps to ensure that we are fully compliant well in advance of their effective date.

    In general, the Regulations apply to any health care provider, health plan or health care clearinghouse ("covered entities") that electronically transmits healthcare information in connection with certain standard transactions, such as a claim for payment or provision of health care. Certain of our activities may fall under the definition of health care clearinghouse and therefore those functions are expected to be subject to the Regulations. The Regulations are intended to protect the privacy of individually identifiable health information that is transmitted in any format, including electronic media, paper or orally. The general rule is that patient health information may not be used or disclosed unless the disclosure is either authorized by the patient (or someone able to act on the patient's behalf) or is specifically required or permitted under the Regulations. Patients are also granted several rights under the Regulations, including a right to receive a description of a covered entity's privacy practices, a right to access protected health information, a right to request amendment of protected health information and a right to request restrictions on communication of protected health information by covered entities.

    Because we also provide services to many covered entities, we will be required to enter into written contracts with certain of our customers that provide assurances that we will appropriately safeguard any protected information we receive from such customers. The contracts must establish the permitted and required disclosures of protected information, must preclude use or further disclosures of the information in a manner that would violate the Regulations if done by a covered entity and must allow the covered entity to terminate the contract in the case of a material breach by us. We will be allowed to use and in certain instances disclose protected information for proper management and administration of our business, carrying out our legal responsibilities and other permitted uses. We can disclose protected information to certain third parties so long as we obtain reasonable assurances from such third parties that the information's privacy will be safeguarded. We are also expected to be required to make available any protected information we have in response to proper requests by patients, provide patients with an accounting of the disclosures and make our internal records relating to compliance available for inspection by our customers. We are in the process of developing appropriate contracts and consulting with our customers to develop a set of standard compliance procedures. We continue to monitor HIPAA activity and are prepared to incorporate any changes to our software products or our operations that are necessary to ensure compliance.

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

EMPLOYEES

    As of December 31, 2000, we employed 345 persons, including 40 in sales and marketing, 169 in customer support services, 71 in product development and 65 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 2. PROPERTIES

    We currently lease on a month-to-month basis approximately 2,000 square feet at our principal executive and corporate headquarters at 3017 Kilgore Road, Rancho Cordova, California. We also lease space at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007. We believe that these regional facilities are adequate for our current operations, and additional leased space can be obtained as needed.

ITEM 3. LEGAL PROCEEDINGS

    Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933 and 1934. These actions have now been consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD.

    Plaintiffs purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The Plaintiffs allege that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of its eMCee product would be lower than expected.

    VantageMed has filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The motion is scheduled for hearing in August 2001.

    The proceedings are in the early stages, and no prediction can be made as to the outcome. The Company believes these actions are without merit and intends to defend itself against them vigorously.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

    VantageMed's common stock has been quoted on the Nasdaq National Market since February 15, 2000 and has traded under the symbol "VMDC." The following table sets forth the high and low of the average daily bid and ask prices for our common stock as reported by Nasdaq for the periods indicated:

                                                                    2000
                                                             -------------------
PERIOD                                                       HIGH ($)   LOW ($)
------                                                       --------   --------
First Quarter..............................................   $15.00     $3.50
Second Quarter.............................................   $ 4.00     $1.00
Third Quarter..............................................   $ 4.75     $1.00
Fourth Quarter.............................................   $ 2.25     $0.75

    As of March 14, 2001, the number of registered holders of our common stock is 146 and the number of beneficial owners of our common stock is approximately 1,833.

    We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

USE OF PROCEEDS

    In February 2000, VantageMed Corp. completed an initial public offering ("IPO") of 3 million shares of its common stock. Advest Group, Inc. (an operating subsidiary of the MONY Group, Inc.) and UBS/Paine Webber (formally J.C. Bradford & Co.) acted as managing underwriters. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate offering price of the shares of common stock registered and sold was $36 million. We paid an aggregate of approximately $2,520,000 in underwriting discounts and commissions. In addition, the following table itemizes the expenses incurred in connection with the offering:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Securities and Exchange Commission registration fee.........      $   11
National Association of Securities Dealers, Inc. filing
  fee.......................................................           4
Nasdaq National Market listing fee..........................          73
Accountants' fees and expenses..............................       1,245
Legal fees and expenses.....................................         606
Transfer Agent's fees and expenses..........................          23
Printing and engraving expenses.............................         332
Miscellaneous...............................................         146
                                                                  ------
  Total Expenses............................................      $2,440
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

$3,545,000 of these net proceeds to repay outstanding principal and interest due on 20 promissory notes. Also in February 2000 we used $67,000 of net proceeds to repay deferred compensation and applicable bonuses for our executive officers through December 31, 1999. Additionally, out of working capital during the first quarter 2000, we paid $61,000 of deferred compensation and applicable bonuses for January 2000 for our executive officers and $93,000 of deferred compensation for other management members who elected to defer payment during the time period from December 1999 through January 2000. Additionally, we paid off five convertible promissory notes totaling $549,000 at the request of the note holders.

APPLICATION OF NET PROCEEDS

    Since the completion of the IPO in February of 2000, we used approximately $1.4 million of such net proceeds for product development, approximately $376,000 on sales and marketing, and $8.9 million for working capital and other general corporate purposes. The following table set forth the intended use of our residual net proceeds. We currently anticipate that approximately
$4 million of these proceeds may be used for potential acquisitions. Due to the change in the financial market and the uncertainty in the healthcare industry, we decided not to pursue additional acquisitions during the year 2000.

    Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

                                                               APPROXIMATE
                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
For potential acquisitions..................................     $ 4,000
For increased product development activities................       1,573
For increased sales and marketing activities................       2,624
For working capital and other general corporate purposes....       8,364
                                                                 -------
                                                                 $16,561
                                                                 =======

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in this Form 10-K. The consolidated statement of operations for the years ended December 31, 1997, 1998, 1999 and 2000, and the consolidated balance sheets at December 31, 1998, 1999 and 2000 have been audited by Arthur Andersen LLP, independent public accountants.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software and systems..........................   $2,056     $2,800    $ 3,943    $  9,429   $  7,736
  Customer support and electronic services......    1,874      2,448      5,430       9,983     16,171
                                                   ------     ------    -------    --------   --------
    Total revenues..............................    3,930      5,248      9,373      19,412     23,907
Operating costs and expenses:
  Software and systems..........................    1,181      1,274      2,146       4,078      2,899
  Customer support and electronic services......      981      1,200      3,606       6,226     10,122
  Selling, general and administrative...........    1,209      2,566      4,706      10,382     15,496
  Product development...........................      287        441      1,500       4,120      5,572
  Depreciation and amortization.................      141        376      1,445       3,873      5,656
  Restructuring, impairment and other charges...       --         --         --          --     12,899
                                                   ------     ------    -------    --------   --------
    Total operating costs and expenses..........    3,799      5,857     13,403      28,679     52,644
                                                   ------     ------    -------    --------   --------
Income (loss) from operations...................      131       (609)    (4,030)     (9,267)   (28,737)
Interest income (expense), net..................       16        (20)      (207)       (948)    (2,282)
                                                   ------     ------    -------    --------   --------
Income (loss) before income taxes...............      147       (629)    (4,237)    (10,215)   (31,019)
Provision (benefit) for income taxes............       64       (195)        --          --         18
                                                   ------     ------    -------    --------   --------
NET INCOME (LOSS)...............................   $   83     $ (434)   $(4,237)   $(10,215)  $(31,037)
                                                   ======     ======    =======    ========   ========
Basic earnings (loss) per share.................   $ 0.07     $(0.27)   $ (1.96)   $  (3.13)  $  (3.84)
Diluted earnings (loss) per share(1)............   $ 0.07     $(0.27)   $ (1.96)   $  (3.13)  $  (3.84)
Weighted-average shares-basic...................    1,255      1,620      2,158       3,262      8,086
Weighted-average shares-diluted(1)..............    1,272      1,620      2,158       3,262      8,086

                                                                   AS OF DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Net working capital.............................   $  251     $  106    $(4,563)   $ (8,012)  $ 13,001
Short-term investments and cash equivalents.....       --         --         --          --     15,451
Long-term investments...........................       --         --         --          --      1,001
Total assets....................................      993      5,165     11,051      36,464     34,189
Long-term debt, net of current portion..........       --      1,501      1,721       2,639      1,155
Accumulated earnings (deficit)..................      199       (267)    (4,578)    (14,793)   (45,830)
Total stockholders' equity (deficit)............     (293)     2,242      2,918      20,492     26,798

------------------------

(1) Common equivalent shares from preferred stock, stock options, warrants and convertible notes have been excluded from the computation of diluted earnings (loss) per share in the loss periods of 1997, 1998 and 1999, and, common equivalent shares from stock options and warrants have been excluded for the loss period of 2000, as their effect in all loss periods is antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS FOR A NUMBER OF REASONS, INCLUDING THOSE DISCUSSED UNDER "SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS" AND ELSEWHERE IN THIS DOCUMENT.

    YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. YOU SHOULD CAREFULLY REVIEW THE RISKS DECLARED IN THIS DOCUMENT UNDER "SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING, STATEMENTS, WHICH SPEAK ONLY AS OF DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

OVERVIEW

    VantageMed is a national provider of healthcare information systems and services. Our strategy is to continue to expand our national distribution network through the acquisition of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to continue to grow our recurring revenues through the migration of current customers from legacy systems to our Windows-based, Internet-enabled software products, electronic services and additional acquisitions, while at the same time continuing to expand both our market penetration and product offerings.

    Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash. We have made no acquisitions in the year 2000 due to the change in the financial market and the uncertainty in the healthcare industry.

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

                               GROSS MARGIN DATA
                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
SOFTWARE AND SYSTEMS:
  Revenues.........................................   $2,056     $2,800     $3,943     $9,429    $ 7,736
  Cost of revenues.................................    1,181      1,274      2,146      4,078      2,899
                                                      ------     ------     ------     ------    -------
  Gross margin.....................................   $  875     $1,526     $1,797     $5,351    $ 4,837
                                                      ======     ======     ======     ======    =======
  Gross margin percentage..........................     42.6%      54.5%      45.6%      56.8%      62.5%

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
CUSTOMER SUPPORT AND ELECTRONIC SERVICES:
Revenues...........................................   $1,874     $2,448     $5,430     $9,983    $16,171
Cost of revenues...................................      981      1,200      3,606      6,226     10,122
                                                      ------     ------     ------     ------    -------
Gross margin.......................................   $  893     $1,248     $1,824     $3,757    $ 6,049
                                                      ======     ======     ======     ======    =======
Gross margin percentage............................     47.7%      51.0%      33.6%      37.6%      37.4%

    Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition. We periodically review whether there has been a permanent impairment of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121. In 2000, we recorded an impairment charge of $11,935,000 for the impairment of these intangibles.

    Depreciation expenses also include depreciation of property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results. In 2000, we recorded a $750,000 net write-off of property and equipment.

    We have invested approximately $12.2 million in product development since our inception. These funds have been primarily invested in our window-based, internet-enabled products. The costs have been expensed as incurred.

    As of December 31, 2000, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $10.5 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2021.

    Since July 1997, we have developed a customer base of over 11,000 sites through both acquisitions and internal growth. We expect our revenues to increase through both internal growth and acquisitions in the future. We believe that migration of current and acquired customers to our Windows-based, Internet-enabled products and the development and marketing of these products to new and existing customers are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues. We recognize revenues from software license fees in accordance with American Institute of Certified Public Accountants Statement of Position 97-2. Software license fees are recognized as revenues upon delivery of our software products to our customers, as long as evidence of an arrangement exists, the amounts of fees are fixed and determinable and the collection of the resulting receivable is probable. Computer hardware and supplies revenues are recognized upon product shipment. Revenues from support and maintenance contracts are recognized ratably over the life of the contract. Revenues from other services are recognized as the services are provided.

    Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2000.

    As we continue to grow, internally and by acquisitions, we expect our operating expenses as a percentage of sales to decrease. Additionally, in June of 2000 we implemented a restructuring plan to improve our future operating results.

RESULTS OF OPERATIONS

    The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

                SELECTED CONSOLIDATED FINANCIAL DATA PERCENTAGES

                                                                  YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
Revenues:
  Software and systems............................    52.3%      53.4%       42.1%      48.6%      32.4%
  Customer support and electronic services........    47.7       46.6        57.9       51.4       67.6
                                                     -----      -----      ------     ------    -------
    Total revenues................................   100.0      100.0       100.0      100.0      100.0
Operating costs and expenses:
  Software and systems............................    30.1       24.3        22.9       21.0       12.1
  Customer support and electronic services........    25.0       22.9        38.5       32.1       42.3
  Selling, general & administrative...............    30.8       48.9        50.2       53.5       64.8
  Product development.............................     7.3        8.4        16.0       21.2       23.3
  Depreciation and amortization...................     3.6        7.2        15.4       20.0       23.7
  Restructuring, impairment and other charges.....      --         --          --         --       54.0
                                                     -----      -----      ------     ------    -------
    Total costs and operating expenses............    96.8      111.7       143.0      147.8      220.2
Income (loss) from operations.....................     3.2      (11.7)      (43.0)     (47.8)    (120.2)
Interest income (expense), net....................     0.4       (0.4)       (2.2)      (4.9)      (9.5)
                                                     -----      -----      ------     ------    -------
Income (loss) before income taxes.................     3.6      (12.1)      (45.2)     (52.7)    (129.7)
Income taxes......................................     1.6       (3.7)         --         --        0.1
                                                     -----      -----      ------     ------    -------
    Net income (loss).............................     2.0%      (8.4)%     (45.2)%    (52.7)%   (129.8)%
                                                     =====      =====      ======     ======    =======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 2000

    A portion of the variances between the year ended December 31, 1999 and the corresponding year of 2000 are attributable to our acquisition activity. During the year ended December 31, 1999, we completed fourteen business combinations, all of which were accounted for using the purchase method of accounting. Therefore, revenues and expenses from these companies were only included for a portion of the year ended December 31, 1999, but were included in the entire year ended December 31, 2000. Due to a change in the financial market and the uncertainty in the healthcare industry, there were no acquisitions for the year ended December 31, 2000.

    REVENUES. Total revenues increased 23.2% from $19.4 million for the year ended December 31, 1999 to $23.9 million for the year ended December 31, 2000. The revenue increase primarily resulted from the increase in customer support and electronic service revenues. Recurring revenues increased 27.3% from $15.3 million for the year ended December 31, 1999 to $19.5 million in the corresponding year of 2000, while non-recurring revenues increased 7.8% from $4.1 million in for the year December 31, 1999 to $4.4 million in the corresponding year of 2000.

        SOFTWARE AND SYSTEMS. The software and systems component of total revenues decreased 18.0% from $9.4 million, or 48.6% of total revenues for the year ended December 31, 1999 to $7.7 million, or 32.4% of total revenues in the corresponding year of 2000. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 50.0% and 57.8% and computer hardware and supply revenues were 50.0% and 42.2% of total software and systems revenues for the years ended

    December 31, 1999 and 2000, respectively. The decrease in software and systems revenue was primarily due to general market softness in the year 2000 for new systems. Additionally, in 1999, we experienced growth in hardware revenue as a result of customers upgrading their hardware in anticipation of year 2000 compliance.

        Revenues from software licensing decreased 5.0% from $4.7 million for the year ended December 31, 1999 to $4.5 million for the year 2000. Legacy product sales were 55.4% of software licensing revenues for the year ended December 31, 1999 compared to 56.6% in the corresponding year of 2000. New product sales were 44.6% of software licensing revenues for the year ended December 31, 1999 compared to 43.4% in the corresponding year of 2000. The gross profit for software licensing revenues decreased 5.6% from $4.1 million for the year ended December 31, 1999 to $3.9 million in the corresponding year of 2000.

        Revenues from computer hardware and supplies decreased 30.9% from $4.7 million for the year ended December 31, 1999 to $3.3 million in the corresponding year of 2000. The gross profit from computer hardware and supplies revenues decreased 23.3% from $1.2 million for the year ended December 31, 1999 to $937,000 in for the corresponding year of 2000.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 62.0% from $10.0 million, or 51.4% of total revenues in the year ended December 31, 1999, to $16.2 million, or 67.6% of total revenues in the corresponding year of 2000. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. Customer support revenues were 88.6% and 78.6% and electronic services revenues were 11.4% and 21.4% of total customer support and electronic services revenues for the years ended December 31, 1999 and 2000, respectively. Approximately 72% of the increase in customer support and electronic services was due to the revenue derived in 2000 from the acquisitions completed throughout 1999. The remaining 28% increase was due to internal growth.

        Revenues from customer support increased 43.8% from $8.8 million for the year ended December 31, 1999 to $12.7 million in the corresponding year of 2000. The gross profit for customer support revenues increased 54.8% from $3.0 million for the year ended December 31, 1999 to $4.7 million in the corresponding year of 2000.

        Revenues from electronic services increased 202.8% from $1.1 million for the year ended December 31, 1999 to $3.5 million in the corresponding year of 2000. The gross profit for electronic services revenues increased 87.3% from $717,000 for the year ended December 31, 1999 to $1.3 million in the corresponding year of 2000.

COST OF REVENUES. Total cost of revenues increased 26.4% from $10.3 million for the year ended December 31, 1999 to $13.0 million in the corresponding year of 2000, and increased as a percentage of total revenues from 53.1% for the year ended December 31, 1999 to 54.5% in the corresponding year of 2000.

        SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 28.9% from $4.1 million or 21.0% of total revenues for the year ended December 31, 1999 to $2.9 million, or 12.1% of total revenues in the corresponding year of 2000. Software licensing costs were 14.3% and 19.8%, and computer hardware and supplies costs were 85.7% and 80.2% of total software and systems costs for the year ended December 31, 1999 and 2000, respectively. The decrease in cost is primarily related to the decrease in revenue.

        Costs for software licensing decreased 1.4% from $583,000, or 3.0% of total revenues in the year ended December 31, 1999 to $575,000, or 2.4% of total revenues in the corresponding year of

    2000. The decrease is due to a change in the mix of products and services sold. Gross margin percentage for software licensing was 87.6% for the year ended December 31, 1999, compared to 87.2% for the corresponding year of 2000.

        Costs for computer hardware and supplies decreased 33.5% from $3.5 million or 18.0% of total revenues in the year ended December 31, 1999 to $2.3 million, or 9.7% of total revenues in the corresponding year of 2000. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 25.9% for the year ended December 31, 1999 to 28.7% in the corresponding year of 2000.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 62.6% from $6.2 million, or 32.1% of total revenues in the year ended December 31, 1999 to $10.1 million, or 42.3% of total revenues in the corresponding year of 2000. Customer support costs were 93.2% and 79.1%, and electronic services costs were 6.8% and 20.9% of total customer support and electronic services costs for the year ended December 31, 1999 and 2000, respectively. The increase in cost is primarily related to the increase in revenue.

        Costs for customer support increased 38.0% from $5.8 million, or 29.9% of total revenues in the year ended December 31, 1999 to $8.0 million, or 33.5% of total revenues in the corresponding year of 2000. The customer support costs increased primarily due to revenue and cost increases from acquisitions. The customer support gross margin percentage increased from 34.4% for the year ended December 31, 1999 to 37.0% in the corresponding year of 2000, primarily due to operational efficiencies derived from a reduction in staff as part of the Company's restructuring plan implemented in the second quarter of 2000 and the discontinuance of certain legacy products throughout the year.

        Costs for electronic services increased 398.0% from $425,000, or 2.2% of total revenues in the year ended December 31, 1999 to $2.1 million, or 8.8% of total revenues, in the corresponding year of 2000. The electronic services gross margin percentage decreased from 62.8% for the year ended December 31, 1999 to 38.8% in the corresponding year of 2000. Decrease in gross margin was due to revenue growth in product with a lower gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 49.3% from $10.4 million, or 53.5% of total revenues for the year ended December 31, 1999, to $15.5 million, or 64.8% of total revenues in the corresponding year of 2000. Of the $5.1 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $1.2 million, $1.4 million, and $2.5 million, respectively. The $1.2 million increase in selling expenses is the direct result of selling costs of the acquired distribution channel. The $1.4 million increase in corporate administration expenses resulted from a full year of salaries in 2000 from acquired companies compared to a partial year in 1999 due to the timing of acquisitions, and the building of corporate staff and infrastructure. The
$2.5 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel.

PRODUCT DEVELOPMENT. Product development expenses increased 35.2% from $4.1 million or 21.2% of total revenues for the year ended December 31, 1999, to $5.6 million, or 23.3% of total revenues in the corresponding year of 2000. The dollar and percentage increases were due primarily to a full year of staffing costs in 2000 from acquired companies, compared to a partial year of these costs in 1999 due to the timing of acquisitions, and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 46.0% from $3.9 million or 20.0% of total revenues, for the year ended
December 31, 1999, to $5.7 million, or 23.7% of total revenues, in the corresponding year of 2000. Of these amounts, amortization expenses were $3.0 million for the year ended December 31, 1999 and $4.7 million in the corresponding year of

2000. At December 31, 2000, we had intangible assets totaling $21.3 million with accumulated amortization of $9.3 million. The weighted average life of these intangibles was 7.5 years.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. Due to a change in business conditions and the operating results at that time, in June of 2000 we implemented a restructuring plan to improve our future operating results. Additionally, we perform periodic reviews of the recoverability of our intangible assets and property and equipment. During the year, these reviews resulted in the Company recording an impairment of certain intangible assets and software rights. We incurred non-recurring charges of $12.9 million associated with the restructuring plan, impairment of certain intangibles and software rights. These charges were primarily associated with older legacy software products that were being discontinued, a charge for write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office and combining two regional offices.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $948,000, or 4.9% of total revenues for the year ended December 31, 1999 to $2.3 million, or 9.5% of total revenues in the corresponding year of 2000. The percentage and dollar increases primarily resulted from a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants, totaling $3.1 million, interest expense on debt of $428,000, offset by interest income earned on our investment securities of $1.2 million.

INCOME TAXES. No tax benefit was recorded for the years ended December 31, 1999 and 2000. In 2000, we recorded $18,000 to recognize the minimum tax liability in several states that required such payment. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1999

    A majority of the variances between the year ended December 31, 1998 and the corresponding year of 1999 is attributable to our acquisition activity. During the year ended December 31, 1998, we completed eight business combinations, six of which were accounted for using the purchase method of accounting and two accounted for as pooling of interests. Therefore, revenues and expenses from the companies acquired using the purchase method were only included for a portion of the year ended December 31, 1998, but were included in the entire year ended December 31, 1999. In addition, fourteen companies were acquired using purchase accounting during 1999, resulting in additional revenues and expenses for the year ended December 31, 1999 that were not present in the corresponding year of 1998.

REVENUES. Total revenues increased 107.1% from $9.4 million in the year ended December 31, 1998 to $19.4 million in the corresponding year of 1999. Of this $10.0 million increase, $8.0 million was attributable to additional revenues from acquisitions and the remaining $2.0 million was attributable to internal growth. Recurring revenues increased 104.3% from $7.5 million in the year ended December 31, 1998 to $15.3 million in the corresponding year of 1999, while non-recurring revenues increased 115.4% from $1.9 million in the year ended December 31, 1998 to $4.1 million in the corresponding year of 1999.

        SOFTWARE AND SYSTEMS. The software and systems component of total revenues increased 139.1% from $3.9 million, or 42.1% of total revenues for the year ended December 31, 1998 to $9.4 million, or 48.6% of total revenues in the corresponding year of 1999. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 38.0% and 50.0% and computer hardware and supply revenues were 62.0% and 50.0% of total software and systems revenues for the year ended December 31, 1998 and 1999, respectively. Approximately $4.3 million of the increase in software and systems revenues was due to acquisitions, and the remaining $1.1 million was due to our internal growth.

        Revenues from software licensing increased 214.8% from $1.5 million for the year ended December 31, 1998 to $4.7 million for the same year in 1999. Legacy product sales were 55.4% of software licensing revenues for the year ended December 31, 1999 compared to 85.8% in the corresponding year of 1998. New product sales were 44.6% of software licensing revenues for the year ended December 31, 1999 compared to 14.2% in the corresponding year of 1999. The gross profit for software licensing revenues increased 211.2% from $1.3 million for the year ended December 31, 1998 to $4.1 million in the corresponding year of 1999.

        Revenues from computer hardware and supplies increased 92.8% from $2.4 million for the year ended December 31, 1998 to $4.7 million in the corresponding year of 1999. The gross profit for computer hardware and supplies revenues increased 159.8% from $470,000 for the year ended December 31, 1998 to $1.2 million in the corresponding year of 1999.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. The customer support and electronic services component of total revenues increased 83.8% from $5.4 million, or 57.9% of total revenues in the year ended December 31, 1998, to $10.0 million, or 51.4% of total revenues in the corresponding year of 1999. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing, electronic statement printing and mailing and electronic remittance advices. Customer support revenues were 89.7% and 88.6% and electronic services revenues were 10.3% and 11.4% of total customer support and electronic services revenues for the year ended December 31, 1998 and 1999, respectively. Approximately
    $3.7 million of the increase in customer support and electronic services was due to acquisitions. The remaining $927,000 of the increase was due to internal growth.

        Revenues from customer support increased 81.4% from $4.9 million for the year ended December 31, 1998 to $8.8 million in the corresponding year of 1999. The gross profit for customer support revenues increased 101.5% from $1.5 million for the year ended December 31, 1998 to $3.0 million in the corresponding year of 1999.

        Revenues from electronic services increased 105% from $557,000 for the year ended December 31, 1998 to $1.1 million in the corresponding year of 1999. The gross profit for electronic services revenues increased 127.6% from $315,000 for the year ended December 31, 1998 to $717,000 in the corresponding year of 1999.

COST OF REVENUES. Total cost of revenues increased 79.1% from $5.8 million for the year ended December 31, 1998 to $10.3 million in the corresponding year of 1999, but decreased as a percentage of total revenues from 61.4% for the year ended December 31, 1998 to 53.1% in the corresponding year of 1999.

        SOFTWARE AND SYSTEMS. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs increased 90.0% from $2.1 million or 22.9% of total revenues for the year ended December 31, 1998 to $4.1 million, or 21.0% of total revenues in the corresponding year of 1999. Software licensing costs were 7.9% and 14.3%, and computer hardware and supplies costs were 92.1% and 85.7% of total software and systems costs for the year ended December 31, 1998 and 1999, respectively.

        Costs for software licensing increased 242.9% from $170,000, or 1.8% of total revenues in the year ended December 31, 1998 to $583,000, or 3.0% of total revenues in the corresponding year of 1999. The decrease as a percent of total revenues is due to a change in the mix of products and services sold. The gross margin percentage for new products was 95.1% and 87.6% for the year ended December 31, 1998 and 1999, respectively. The gross margin percentage for legacy products was 87.6% and 87.7% for the year ended December 31, 1998 and 1999, respectively.

        Costs for computer hardware and supplies increased 76.9% from $2.0 million, or 21.1% of total revenues in the year ended December 31, 1998 to $3.5 million, or 18.0% of total revenues in the corresponding year of 1999. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 19.2% for the year ended December 31, 1998 to 25.9% in the corresponding year of 1999.

        CUSTOMER SUPPORT AND ELECTRONIC SERVICES. Customer support and electronic services costs increased 72.7% from $3.6 million, or 38.5% of total revenues in the year ended December 31, 1998 to $6.2 million, or 32.1% of total revenues in the corresponding year of 1999. Customer support costs were 93.3% and 93.2%, and electronic services costs were 6.7% and 6.8% of total customer support and electronic services costs for the year ended December 31, 1998 and 1999, respectively.

        Costs for customer support increased 72.4% from $3.4 million or 35.9% of total revenues, in the year ended December 31, 1998 to $5.8 million, or 29.9% of total revenues in the corresponding year of 1999. The customer support gross margin percentage increased from 31.0% for the year ended December 31, 1998 to 34.4% in the corresponding year of 1999, primarily due to acquisitions.

        Costs for electronic services increased 75.6% from $242,000, or 2.6% of total revenues, in the year ended December 31, 1998 to $425,000, or 2.2% of total revenues, in the corresponding year of 1999. The electronic services gross margin percentage increased from 56.6% for the year ended
    December 31, 1998 to 62.8% in the corresponding year of 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 120.6% from $4.7 million, or 50.2% of total revenues for the year ended December 31, 1998, to $10.4 million, or 53.5% of total revenues in the corresponding year of 1999. Of the $5.7 million increase, selling expenses, corporate administration, and regional distribution channel expenses increased approximately $400,000, $1.1 million, and $4.2 million, respectively. The
$1.1 million increase in corporate administration expenses resulted from increases in headcount and the building of corporate staff and infrastructure. The $4.2 million increase in regional distribution channel expenses resulted from regional operating costs directly related to our acquired distribution channel.

PRODUCT DEVELOPMENT. Product development expenses increased from $1.5 million, or 16.0% of total revenues for the year ended December 31, 1998, to $4.1 million, or 21.2% of total revenues in the corresponding year of 1999. The dollar and percentage increases were due primarily to additional staffing and related costs necessary for development of our new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $1.4 million, or 15.4% of total revenues, for the year ended December 31, 1998, to $3.9 million, or 20.0% of total revenues, in the corresponding year of 1999. Of these amounts, amortization expenses were $1.3 million for the year ended December 31, 1998 and $3.0 million in the corresponding year of 1999. At December 31, 1999, we had intangible assets totaling $33.0 million with accumulated amortization of $4.6 million. The weighted average life of these intangibles was 8.5 years.

INTEREST INCOME (EXPENSE), NET. Interest expense increased from $207,000, or 2.2% of total revenues for the year ended December 31, 1998 to $948,000, or 4.9% of total revenues in the corresponding year of 1999. The percentage and dollar increases primarily resulted from interest expense associated with indebtedness incurred to complete our acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82.0% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

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

    In February 2000, we completed an initial public offering of common stock, which resulted in net proceeds of approximately $31.0 million. At December 31, 2000, we had $17.3 million in cash and short-term and long-term investments, compared to $250,000 at December 31, 1999.

    Net cash used for operating activities was $9.5 million, $9.3 million and $298,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in operating activities for the year ended December 31, 2000 related to the net loss for the period offset primarily by an increase in depreciation and amortization expense, impairment of certain intangibles, the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note, the amortization of the fair value of warrants and the loss on disposal of property and equipment. Net cash used in operating activities for the years ended December 31, 1999 and 1998 related to the net loss for the period, which was offset primarily by depreciation and amortization expense.

    Net cash used for investing activities was $14.3 million for the year ended December 31, 2000 and consisted primarily of the purchases of higher-yield short-term and long-term investments, as well as the purchase of computers and office equipment used in our regional offices. Net cash provided by investing activities in 1999 consisted primarily of cash received from businesses acquired offset slightly by purchases of property and equipment. Net cash used for investing activities in 1998 consisted primarily of purchases of property and equipment offset slightly by cash received from businesses acquired.

    Net cash provided by financing activities was $27.3 million, $6.2 million and $1.4 million for the year ended December 31, 2000, 1999 and 1998, respectively. Financing activities for the year ended December 31, 2000 consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.9 million in payments of long-term debt. Cash provided by financing activities for the year ended December 31, 1999 related primarily to the issuance of preferred stock and proceeds from issuance of long-term debt. Cash provided by financing activities for the year ended December 31, 1998 related primarily to the proceeds from issuance of long-term debt.

    In addition, at December 31, 2000 we had $506,000 in capital leases primarily for computers and office equipment, most of which we assumed in connection with acquisitions. In addition, we had $1.2 million in assumed debt or promissory notes issued in connection with acquisitions that was outstanding at December 31, 2000. Interest rates on the promissory notes range from non-interest bearing to 10.75%. Future minimum payments under debt and lease obligations (capital and operating) for 2001, 2002, 2003, 2004, 2005 and thereafter are $1.7 million, $1.2 million, $1.0 million, $694,000, $481,000 and $147,000, respectively.

    Prior to the IPO, we operated with negative working capital and with negative cash flow. Since the IPO, we have eliminated our negative working capital position. However, the negative cash flow from operations has continued, and is expected to continue, until we expand our cross-selling of new products and add-on services to our existing customer base. In addition, we implemented a restructuring plan in June 2000 to improve our future operating results.

    We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least December 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND RISK
  FACTORS--

    THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. WE ARE NOT OBLIGATED AND EXPRESSLY DISCLAIM ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

    WE ARE SUBJECT TO VARIOUS RISK FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY US THROUGHOUT THIS REPORT AND ELSEWHERE. ALL STATEMENTS WHICH ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT WE EXPECT OR ANTICIPATE WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATING TO EXPECTED FUTURE OPERATING RESULTS AND FUTURE FINANCIAL CONDITIONS OR STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE OPERATING RESULTS, ARE FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE THE IMPORTANT FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

    We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $45.9 million, of which $11.3 million was amortization and depreciation, $11.9 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

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

IF THE EXPANSION OF THE INTERNET AND INTERNET SERVICES IN THE HEALTHCARE INFORMATION TECHNOLOGY INDUSTRY SECTOR CONTINUES ON A SLOW PACE, WE MAY BE UNABLE TO ACHIEVE OR SUSTAIN REVENUE GROWTH AND PROFITABILITY FROM THE INTERNET

    Our current systems and anticipated future services are dependent on the use of the Internet. To the extent that the use of the Internet does not further penetrate the healthcare information technology industry our ability to realize revenue from Internet services will be limited and we may not be able to increase our revenues.

INTERNET OR TELECOMMUNICATION SERVICE OR PERFORMANCE PROBLEMS OR SOFTWARE ERRORS ARISING AFTER THE INSTALLATION OF OUR SOFTWARE AT CUSTOMER SITES COULD DELAY MARKET ACCEPTANCE OF OUR PRODUCTS, LEAD TO CUSTOMER DISSATISFACTION AND LOSS OF REVENUE AND INJURE OUR BUSINESS REPUTATION

    The performance of our Internet-enabled products depends upon the efficient operation and timely installation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third-party software incorporated into our software. The Internet and related equipment has experienced periodic operational problems, delays or outages. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could lead to customer dissatisfaction, delays in market acceptance of our products, injury to our business reputation and a loss of revenue.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY OR DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK

    It is possible that our revenues and operating results may fall below the expectations of securities analysts or investors in future years. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: future acquisitions; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; delays in development and other quality factors; changes in customer demand for our applications and services; and changes within the healthcare industry.

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

OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO DISPOSE OF THE PENDING LITIGATIONS THROUGH PRE-TRIAL MOTIONS OR BY MEANS OF A SETTLEMENT WITHIN A RANGE THAT THE COMPANY CAN AFFORD

    The proceedings are in the early stages, and no prediction can be made as to the outcome. We believe these actions are without merit and intend to defend ourselves against them vigorously.

RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

IF WE FAIL TO IDENTIFY OR NEGOTIATE THE PURCHASE OF COMPLEMENTARY ACQUISITION CANDIDATES OR IF COMPETITION FOR SUCH CANDIDATES INCREASES, WE MAY BE UNABLE TO GROW OUR BUSINESS AND EXPAND OUR DISTRIBUTION NETWORK AND MAY FAIL TO ACHIEVE OR SUSTAIN PROFITABILITY

    We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the year ended December 31, 2000. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

    Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as WebMD Corporation (formally Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and PracticeWorks, Inc., Medic Computer Systems, Inc., IDX Systems Corporation, McKessonHBOC, Quality Systems Inc., Medscape Inc., Dentrix Dental Systems, Inc., and National Data Corporation. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

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

IF THERE IS A DELAY IN THE RELEASE OF PRODUCTS AND IF WE FAIL TO RESPOND TO THE RAPIDLY CHANGING TECHNOLOGY THAT CHARACTERIZES OUR MARKET, OUR PRODUCTS MAY BE RENDERED OBSOLETE, WE MAY LOSE OUR MARKET OPPORTUNITY AND FAIL TO ACHIEVE OR SUSTAIN PROFITABILITY

    We can make no assurances that delays in product releases will not occur in the future. The market for our products is highly competitive and changes rapidly. Therefore, timely development and introduction of new products, features and services to existing customers will significantly impact our future success. We will be required to meet rapidly changing market demands, respond to market requirements, develop new proprietary solutions, and successfully market new products and enhancements to new customers and our existing customer base.

ANY FAILURE TO COMPLY WITH REGULATIONS GOVERNING THE CONFIDENTIALITY AND INTEGRITY OF HEALTHCARE INFORMATION COULD RESULT IN SEVERE LEGAL AND FINANCIAL LIABILITY, HARM OUR BUSINESS REPUTATION AND RESULT IN A SIGNIFICANT LOSS OF CUSTOMERS

    Federal regulations under HIPAA governing the confidentiality and integrity of healthcare information transmitted electronically are complex and are evolving rapidly. Any failure on our part however to comply with current or future regulations could subject us to severe legal and financial liability. We may also fail to enter into appropriate HIPAA compliance contracts with our customers. Such failures could also result in harm to our business reputation and a significant loss of customers.

FUTURE STATE OR FEDERAL LEGISLATION MAY IMPOSE RESTRICTIONS ON THE ABILITY TO TRANSMIT PATIENT DATA OVER THE INTERNET WITHOUT SPECIFIC PATIENT CONSENT AND COULD DIMINISH THE VALUE OF OUR INTERNET-ENABLED SOFTWARE PRODUCTS AND SERVICES AND LOWER OUR REVENUES AND PROFITS

    The confidentiality of patient records is the subject of substantial regulation by state and federal governments. Such regulations may impose restrictions on the ability of third-party processors, like us, to transmit certain patient data without specific patient consent. Such restrictions may cause the value of our Internet-enabled products and services to be diminished, causing our revenues to decrease.

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

    The Federal Drug Enforcement Agency has promulgated regulations that may prohibit a pharmacy from dispensing and refilling controlled substances through an electronically transmitted prescription. These regulations may limit the scope of the prescription ordering and refill functions in our current and future Internet-enabled software products and may diminish the revenues we obtain from the sale of these products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Interest Rate Risk.

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of December 31, 2000, the Company had approximately $16.5 million in total available-for-sale investment securities.

    Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate
10 percent increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations.

    Historically, and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

ITEM 8. FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements and Financial Statement Schedule are located on the pages indicated below:

                         INDEX TO FINANCIAL STATEMENTS
                             VANTAGEMED CORPORATION

                                                                PAGE
                                                              --------
Financial Statements:
  Report of Independent Public Accountants..................     38
  Consolidated Balance Sheets as of December 31, 1999 and
    2000....................................................     39
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 2000.......     40
  Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended December 31,
    2000....................................................     41
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2000.......     42
  Notes to Consolidated Financial Statements................     43

Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts for each of
    the three years in the period ended December 31, 2000...     70

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VantageMed Corporation:

    We have audited the accompanying consolidated balance sheets of VANTAGEMED CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VantageMed Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed as Schedule II on page 70 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Sacramento, California
February 16, 2001

                             VANTAGEMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    250   $  3,788
  Short-term investments....................................        --     12,507
  Accounts receivable, net of allowance of $287 and $240,
    respectively............................................     2,463      2,130
  Current portion of notes receivable.......................        64         76
  Inventories...............................................       480        455
  Prepaid expenses and other................................     2,064        281
                                                              --------   --------
      Total current assets..................................     5,321     19,237
LONG-TERM INVESTMENTS.......................................        --      1,001
NOTES RECEIVABLE, net of current portion....................       128        301
PROPERTY AND EQUIPMENT, net.................................     2,564      1,736
INTANGIBLES, net............................................    28,451     11,914
                                                              --------   --------
      Total assets..........................................  $ 36,464   $ 34,189
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  5,574   $    525
  Accounts payable..........................................     2,352      1,274
  Accrued liabilities.......................................     2,501      1,666
  Customer deposits and deferred revenue....................     2,906      2,771
                                                              --------   --------
      Total current liabilities.............................    13,333      6,236
LONG-TERM DEBT, net of current portion......................     2,639      1,155
                                                              --------   --------
      Total liabilities.....................................    15,972      7,391

COMMITMENTS AND CONTINGENCIES (Notes 11 and 18)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized
    Series A-1 1,795,300 and 0 shares issued and
      outstanding, respectively.............................         2         --
    Series B 120,000 and 0 shares issued and outstanding,
      respectively..........................................        --         --
  Common stock, $0.001 par value, 20,000,000 shares
    authorized; 4,355,325 and 8,625,971 shares issued and
    outstanding, respectively...............................         4          9
  Additional paid-in capital................................    35,357     72,654
  Unrealized loss on available-for-sale securities..........        --         (3)
  Deferred compensation.....................................       (78)       (32)
  Accumulated deficit.......................................   (14,793)   (45,830)
                                                              --------   --------
      Total stockholders' equity............................    20,492     26,798
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 36,464   $ 34,189
                                                              ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
REVENUES:
  Software and systems...................................  $    3,943   $    9,429   $    7,736
  Customer support and electronic services...............       5,430        9,983       16,171
                                                           ----------   ----------   ----------
    Total revenues.......................................       9,373       19,412       23,907
                                                           ----------   ----------   ----------
OPERATING COSTS AND EXPENSES:
  Software and systems...................................       2,146        4,078        2,899
  Customer support and electronic services...............       3,606        6,226       10,122
  Selling, general and administrative....................       4,706       10,382       15,496
  Product development....................................       1,500        4,120        5,572
  Depreciation and amortization..........................       1,445        3,873        5,656
  Restructuring, impairment and other charges............          --           --       12,899
                                                           ----------   ----------   ----------
    Total operating costs and expenses...................      13,403       28,679       52,644
                                                           ----------   ----------   ----------
LOSS FROM OPERATIONS.....................................      (4,030)      (9,267)     (28,737)
                                                           ----------   ----------   ----------
INTEREST INCOME (EXPENSE):
  Interest income........................................          45           74        1,202
  Interest expense.......................................        (252)      (1,022)      (3,484)
                                                           ----------   ----------   ----------
    Total interest expense, net..........................        (207)        (948)      (2,282)
                                                           ----------   ----------   ----------
LOSS BEFORE INCOME TAXES.................................      (4,237)     (10,215)     (31,019)
INCOME TAXES.............................................          --           --           18
                                                           ----------   ----------   ----------
    Net loss.............................................  $   (4,237)  $  (10,215)  $  (31,037)
                                                           ==========   ==========   ==========
Basic and diluted net loss per share.....................  $    (1.96)  $    (3.13)  $    (3.84)
                                                           ----------   ----------   ----------
Weighted-average shares-basic and diluted................   2,158,314    3,261,712    8,086,410
                                                           ----------   ----------   ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    PREFERRED STOCK
                                     ---------------------------------------------
                                           SERIES A-1               SERIES B             COMMON STOCK       ADDITIONAL
                                     ----------------------   --------------------   --------------------    PAID-IN
                                       SHARES      AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL
                                     ----------   ---------   --------   ---------   ---------   --------   ----------
BALANCE, December 31, 1997.........     413,018   $     --          --   $     --    1,819,299      $2       $ 2,507
  Issuance of common stock.........          --         --          --         --      111,753      --           838
  Issuance of common stock in
    connection with acquisitions...          --         --          --         --      474,944      --         3,149
  Issuance of Series B preferred
    stock in connection with
    acquisition....................          --         --     100,000         --           --      --         1,000
  Distribution to shareholders of
    NHS............................          --         --          --         --           --      --            --
  Net loss.........................          --         --          --         --           --      --            --
                                     ----------   ---------   --------   ---------   ---------      --       -------
BALANCE, December 31, 1998.........     413,018         --     100,000         --    2,405,996       2         7,494
  Issuance of common stock.........          --         --          --         --       73,317      --           654
  Issuance of common stock in
    connection with acquisitions...          --         --          --         --    1,845,508       2        21,707
  Issuance of stock options and
    warrants in connection with
    acquisitions...................          --         --          --         --           --      --         1,237
  Conversion of Series A preferred
    stock to Series A-1 preferred
    stock..........................    (413,018)        --          --         --           --      --        (1,200)
  Issuance of Series A-1 preferred
    stock..........................   1,795,300          2          --         --           --      --         4,698
  Issuance of Series B preferred
    stock in connection with
    acquisition....................          --         --      20,000         --           --      --           240
  Conversion of notes payable into
    common stock...................          --         --          --         --       29,549      --           280
  Exercise of stock options........          --         --          --         --          955      --             6
  Deferred compensation............          --         --          --         --           --      --           111
  Amortization of deferred
    compensation...................          --         --          --         --           --      --            --
  Issuance of warrants.............          --         --          --         --           --      --           130
  Net loss.........................          --         --          --         --           --      --            --
                                     ----------   ---------   --------   ---------   ---------      --       -------
BALANCE, December 31, 1999.........   1,795,300          2     120,000         --    4,355,325       4        35,357
  Issuance of common stock in
    connection with IPO............          --         --          --         --    3,000,000       3        31,035
  Conversion of Series A-1
    preferred stock into common
    stock..........................  (1,795,300)        (2)         --         --      599,425       1             1
  Conversion of Series B preferred
    stock into common stock........          --         --    (120,000)        --      120,000      --            --
  Conversion of notes payable into
    common stock...................          --         --          --         --      527,810       1         6,260
  Exercise of stock options........          --         --          --         --       23,411      --             1
  Amortization of deferred
    compensation...................          --         --          --         --           --      --            --
  Unrealized loss on investment....          --         --          --         --           --      --            --
  Net loss.........................          --         --          --         --           --      --            --
                                     ----------   ---------   --------   ---------   ---------      --       -------
BALANCE, December 31, 2000.........          --   $     --          --   $     --    8,625,971      $9       $72,654
                                     ==========   =========   ========   =========   =========      ==       =======

                                      UNREALIZED
                                         LOSS
                                     ON AVAILABLE-
                                       FOR-SALE        DEFERRED     ACCUMULATED
                                      SECURITIES     COMPENSATION     DEFICIT      TOTAL
                                     -------------   ------------   -----------   --------
BALANCE, December 31, 1997.........    $      --        $  --        $   (267)    $  2,242
  Issuance of common stock.........                        --              --          838
  Issuance of common stock in
    connection with acquisitions...           --           --              --        3,149
  Issuance of Series B preferred
    stock in connection with
    acquisition....................           --           --              --        1,000
  Distribution to shareholders of
    NHS............................           --           --             (74)         (74)
  Net loss.........................           --           --          (4,237)      (4,237)
                                       ---------        -----        --------     --------
BALANCE, December 31, 1998.........           --           --          (4,578)       2,918
  Issuance of common stock.........           --           --              --          654
  Issuance of common stock in
    connection with acquisitions...           --           --              --       21,709
  Issuance of stock options and
    warrants in connection with
    acquisitions...................           --           --              --        1,237
  Conversion of Series A preferred
    stock to Series A-1 preferred
    stock..........................           --           --              --       (1,200)
  Issuance of Series A-1 preferred
    stock..........................           --           --              --        4,700
  Issuance of Series B preferred
    stock in connection with
    acquisition....................           --           --              --          240
  Conversion of notes payable into
    common stock...................           --           --              --          280
  Exercise of stock options........           --           --              --            6
  Deferred compensation............           --         (111)             --            0
  Amortization of deferred
    compensation...................           --           33              --           33
  Issuance of warrants.............           --           --              --          130
  Net loss.........................           --           --         (10,215)     (10,215)
                                       ---------        -----        --------     --------
BALANCE, December 31, 1999.........           --          (78)        (14,793)      20,492
  Issuance of common stock in
    connection with IPO............           --           --              --       31,038
  Conversion of Series A-1
    preferred stock into common
    stock..........................           --           --              --           --
  Conversion of Series B preferred
    stock into common stock........           --           --              --           --
  Conversion of notes payable into
    common stock...................           --           --              --        6,261
  Exercise of stock options........           --           --              --            1
  Amortization of deferred
    compensation...................           --           46              --           46
  Unrealized loss on investment....           (3)          --              --           (3)
  Net loss.........................           --           --         (31,037)     (31,037)
                                       ---------        -----        --------     --------
BALANCE, December 31, 2000.........    $      (3)       $ (32)       $(45,830)    $ 26,798
                                       =========        =====        ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             VANTAGEMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(4,237)   $(10,215)  $(31,037)
  Adjustments to reconcile net loss to net cash used for
    operating activities-
  Depreciation and amortization.............................    1,445       3,873      5,656
  Loss on disposal of assets................................       --          14        750
  Bad debt expense..........................................      344          86        164
  Impairment of intangibles.................................       --          --     11,935
  Beneficial interest conversion............................       --          --      3,000
  Amortization of deferred compensation.....................       --          33         46
  Amortization of warrants..................................       --          50         --
  Changes in assets and liabilities, net of effects from
    acquisitions-
    Accounts receivable.....................................     (436)       (322)       169
    Inventories.............................................      (15)       (181)        25
    Prepaid expenses and other..............................       50      (1,233)     1,783
    Book overdraft..........................................    1,632      (1,632)        --
    Accounts payable and accrued liabilities................      411         756     (1,842)
    Customer deposits and deferred revenue..................      508        (531)      (135)
                                                              -------    --------   --------
  Net cash used for operating activities....................     (298)     (9,302)    (9,486)
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of effects from
    acquisitions............................................   (1,637)       (526)      (493)
  Purchase of intangible asset..............................       --          --       (147)
  Purchase of investments, net..............................       --          --    (13,511)
  Proceeds from sale of property and equipment..............       --          --         18
  Issuance of notes receivable..............................       --          --       (185)
  Cash paid from businesses acquired, net...................      270       3,423         --
                                                              -------    --------   --------
  Net cash provided by (used for) investing activities......   (1,367)      2,897    (14,318)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and options......................      588         660     31,039
  Issuance of preferred stock...............................       --       3,000         --
  Proceeds from issuance of long-term debt..................    1,339       3,256      1,200
  Payments on long-term debt................................     (433)       (696)    (4,897)
  Distributions to shareholders of Northern Health
    Solutions, Inc..........................................      (74)         --         --
                                                              -------    --------   --------
  Net cash provided by financing activities.................    1,420       6,220     27,342
                                                              -------    --------   --------
  Net change in cash and cash equivalents...................     (245)       (185)     3,538
CASH AND CASH EQUIVALENTS, beginning of year................      680         435        250
                                                              -------    --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $   435    $    250   $  3,788
                                                              =======    ========   ========

    See Note 15 for supplemental cash flow information.

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             VANTAGEMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RISKS:

    VantageMed Corporation (the Company) was incorporated in California on
June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. In February 2000, the Company completed its initial public offering (IPO) of 3,000,000 shares of its common stock, the gross proceeds of which aggregated approximately $36 million. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Los Angeles and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Salt Lake City, Utah; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, dentists, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company has built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

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

RISKS AND UNCERTAINTIES

    The Company has suffered recurring losses from operations since its inception. The Company operates with a negative operating cash flow primarily due to administrative and product development infrastructure. The Company may never be able to achieve positive operating cash flow or profitability.

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

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actually results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                             VANTAGEMED CORPORATION

SHORT-TERM AND LONG-TERM INVESTMENTS

    The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

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

PREPAID EXPENSES AND OTHER

    At December 31, 1999, prepaid expenses included $1,682,000 representing capitalized costs incurred in connection with the Company's IPO in process. In February 2001, these costs were netted against the gross proceeds of the offering.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the remaining lease term. Maintenance and repairs are expensed as incurred. Software rights included in property and equipment as of December 31, 1999 represented software purchased for internal use and not intended to be resold (see Notes 5 and 8).

INTANGIBLES

    Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforce. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to ten years, depending upon whether the acquisition is established as a new regional office or is consolidated into an existing one and whether or not there are continuing sales of the software purchased in the acquisition. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized on a straight-line basis over a period of one to ten years depending upon the average length of employment for the employees of the acquired companies.

                             VANTAGEMED CORPORATION

ASSET IMPAIRMENT

    Long-lived assets, such as property and equipment and intangibles are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. A write-down of assets due to impairment in the amount of $12,685,000 million was recorded for the year ended December 31, 2000 (see Notes 5 and 9).

SOFTWARE DEVELOPMENT COSTS

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

    The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consist primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately or, if the element is not yet being sold separately, the price established by management. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

    Deferred revenue consists of revenue deferred under annual maintenance and annual support agreements for which amounts have been received from customers and for which the earnings process has not been completed. Customer deposits consist of cash collections for undelivered product and related services as of the reporting period. The Company will recognize these deferred revenues in accordance with its revenue recognition policy, typically over a period of one year or less.

                             VANTAGEMED CORPORATION

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

RESTRUCTURING COSTS

    The Company records the costs of consolidating acquired operations into existing Company facilities, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs relating to the Company's employees in accordance with Emerging Issues Task Force Issue
(EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)."

LITIGATION DEFENSE COSTS

    Costs incurred by the Company to defend itself against litigation are expensed as incurred.

NET LOSS PER COMMON SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants, convertible notes and the conversion of Series A-1 and Series B convertible preferred stock are excluded from the computation of net loss per share for the year ended December 31, 1998 and 1999, common equivalent shares from stock options and warrants have been excluded for the year ended
December 31, 2000, because their effect is antidilutive for all periods, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. There were 413,018, 1,795,300 and 0 shares of Series A-1 convertible preferred stock outstanding at December 31, 1998, 1999 and 2000, respectively. There were 100,000, 120,000 and 0 shares of Series B convertible preferred stock outstanding at December 31, 1998, 1999 and 2000, respectively. Both Series A-1 and Series B preferred stock were converted into common stock on February 14, 2000. In addition, there were 195,000 and 781,000 outstanding options, warrants and convertible notes as of December 31, 1998 and 1999, respectively and 956,000 outstanding options and warrants as of December 31, 2000.

COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130),"Reporting Comprehensive Income."
SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During 1998 and 1999, the Company had no comprehensive income components; therefore, comprehensive loss was the same as net loss for these years. During 2000, other comprehensive income consisted of unrealized holding gains and losses on available-for-sale investment securities.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In Note 13,

                             VANTAGEMED CORPORATION
the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation." SFAS 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS 123 had been adopted. For the years ended December 31, 1998, 1999 and 2000, the Company recognized $0, $33,000 and $46,000 in compensation expense related to stock options.

RECENT PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative investments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have any effect on its financial condition or results of operations.

3.  INITIAL PUBLIC OFFERING:

    In February 2000, the Company completed an initial public offering (IPO) of 3 million shares of its common stock. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate-offering price of the shares of common stock registered and sold was $36 million. The Company paid an aggregate amount of approximately $2,520,000 in underwriting discounts and commissions. In addition, expenses incurred in connection with the offering totaled approximately $2,440,000.

    Upon closing of the IPO, all outstanding shares of Series A-1 preferred stock were converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock were automatically converted into 120,000 shares of common stock. Additionally, a secured convertible promissory note with principal and interest totaling $3,062,000 converted into 510,685 common shares upon closing of the IPO. The beneficial conversion feature of this note was $3 million and was recognized as non-cash interest expense on the date of the conversion.

4.  BUSINESS COMBINATIONS:

BUSINESS COMBINATIONS ACCOUNTED FOR AS PURCHASES

    Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." As a result, the Company recorded the identifiable assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Intangibles including acquired software, customer lists, covenants not to compete and assembled workforce are valued based upon discounted future cash flows associated with the related intangible asset and its economic life. The acquired deferred revenues were recorded at values which approximate the present value of cost that will be incurred to fulfill maintenance and support

                             VANTAGEMED CORPORATION
obligations plus a normal profit. The financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition. All purchase price allocations reported in historical financial statements are substantially final and any final adjustments are not expected to be material. The consideration for the purchases was cash, notes and company stock. The value of the Company's stock given in consideration was determined through a combination of negotiation between the buyer and the seller and by comparing the value used to other shares issued for cash.

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

                             VANTAGEMED CORPORATION

    The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1998 (in thousands):

                                                                                    OTHER 1998
                                                  PACIFIC    MEDICOM      CMHT     ACQUISITIONS    TOTAL
                                                  --------   --------   --------   ------------   --------
Cash............................................   $   23     $   41     $  210       $   21       $  295
Accounts receivable.............................      120        133        112           18          383
Inventories.....................................       31          5          4           --           40
Prepaid expenses and other......................        5          1         74            6           86
Property and equipment..........................      358         69         83           53          563
Goodwill........................................    1,039        712      1,286          591        3,628
Other intangibles...............................      172        185        607          561        1,525
Account payable.................................      (30)       (28)       (71)        (193)        (322)
Accrued liabilities.............................      (27)       (43)      (391)        (107)        (568)
Customer deposits and deferred revenue..........     (110)        --         --         (212)        (322)
Long-term debt..................................     (258)        (1)       (95)         (87)        (441)
Deferred tax liability..........................      (69)       (74)      (148)         (52)        (343)
                                                   ------     ------     ------       ------       ------
Net assets acquired.............................   $1,254     $1,000     $1,671       $  599       $4,524
                                                   ======     ======     ======       ======       ======

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

    The Company acquired Brand Software, Inc. (Brand) in July 1999. The purchase price of $2,207,000 comprised 160,804 shares of common stock issued at $9.60 per share for a total of $1,544,000 in common stock, 20,000 shares of Series B preferred stock issued at $12.00 per share for a total of $240,000 in preferred stock and 25,837 stock options were assumed and 41,669 stock options were granted in connection with the acquisition with exercise prices ranging from $1.89 to $9.60 per share for a total of $423,000 in stock options. The fair value of the options granted and assumed was determined using the Black-Scholes option pricing model. Goodwill is being amortized over ten years, acquired software over four years, customer lists and covenants not to compete over three years and assembled workforce over two years.

    The Company acquired Mariner Systems, Inc. (Mariner) in August 1999. The purchase price of $10,397,000 comprised $190,000 in notes payable, 857,554 shares of common stock issued at $11.10 per share for a total of $9,519,000 in common stock, 80,611 stock options with exercise prices ranging from $.06 to $62.81 per share and 30,000 warrants issued for services rendered in connection with the acquisition for a total of $688,000 in stock options and warrants. The fair value of the options granted

                             VANTAGEMED CORPORATION
and assumed was determined using the Black-Scholes option pricing model. Goodwill and customer lists are being amortized over ten years, acquired software over four years, and covenants not to compete and assembled workforce over three years.

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

                             VANTAGEMED CORPORATION

    The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1999 (in thousands):

                                                                                                        DATA       OTHER 1999
                         CIVITEC      MSS       BRAND     MARINER      CSS        CDS        MDT      DECISIONS   ACQUISITIONS
                         --------   --------   --------   --------   --------   --------   --------   ---------   ------------
Cash...................   $  234     $   18     $   56    $ 3,962     $   13     $  277     $  321     $   16        $   86
Accounts receivable....       18         92         --        177         57        171        132        126           248
Inventories............        3         --         --          3        102          6         28         41            11
Prepaid expenses and
  other................        7        225         --        390          4         14         89         --           111
Property and
  equipment............       24         --        115        324         11         20         37         83            57
Goodwill...............      735        493      2,214      6,607        850      1,661      1,788      1,924         2,113
Other intangibles......    1,246      1,114      1,096      1,302        713      1,001      1,265        994         2,255
Account payable........      (56)       (34)      (130)       (68)       (41)       (28)      (139)       (85)         (145)
Accrued liabilities....      (38)       (81)      (110)      (799)       (12)       (89)      (178)       (41)         (279)
Customer deposits and
  deferred revenue.....     (289)       (64)      (546)      (379)       (62)      (202)      (217)       (43)         (109)
Long-term debt.........       --        (13)       (50)      (166)        --        (19)        --       (116)         (460)
Deferred tax
  liability............     (498)      (472)      (438)      (956)      (285)      (400)      (506)      (411)         (902)
                          ------     ------     ------    -------     ------     ------     ------     ------        ------
Net assets acquired....   $1,386     $1,278     $2,207    $10,397     $1,350     $2,412     $2,620     $2,488        $2,986
                          ======     ======     ======    =======     ======     ======     ======     ======        ======


                          TOTAL
                         --------
Cash...................  $ 4,983
Accounts receivable....    1,021
Inventories............      194
Prepaid expenses and
  other................      840
Property and
  equipment............      671
Goodwill...............   18,385
Other intangibles......   10,986
Account payable........     (726)
Accrued liabilities....   (1,627)
Customer deposits and
  deferred revenue.....   (1,911)
Long-term debt.........     (824)
Deferred tax
  liability............   (4,868)
                         -------
Net assets acquired....  $27,124
                         =======

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

                                                              PRO FORMA
                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1998         1999
                                                       ----------   -----------
Revenue..............................................   $ 23,388     $ 27,463
Depreciation and amortization........................      5,956        6,369
Loss available to common stockholders................    (11,164)     (13,059)
Basic and diluted loss per share.....................   $  (2.98)    $  (3.04)

BUSINESS COMBINATIONS ACCOUNTED FOR AS POOLING OF INTERESTS

    In April 1998, the Company acquired all of the outstanding capital stock and options of Healthcare Information Systems, Inc. (HIS), based in Kansas City, Missouri, for 384,695 shares of VantageMed common stock and 17,022 options. Upon closing the acquisition, the assets and liabilities of HIS were recorded at net book value. Assets consisted primarily of cash, accounts receivable, inventory and fixed assets. Liabilities consisted primarily of vendor payables, accrued liabilities and

                             VANTAGEMED CORPORATION
deferred revenue. The accompanying consolidated financial statements reflect the acquisition of HIS as a pooling of interests.

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

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Revenue
The Company.................................................       $ 5,398
HIS.........................................................         2,515
NHS.........................................................         1,460
                                                                   -------
                                                                   $ 9,373
                                                                   =======

Net income (loss)
The Company.................................................       $(3,928)
HIS.........................................................           (81)
NHS.........................................................          (228)
                                                                   -------
                                                                   $(4,237)
                                                                   =======

                             VANTAGEMED CORPORATION

5.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

    The components of restructuring, impairment and other charges include the following (in thousands):

Impairment of intangibles...................................  $11,935
Write-off of acquired software rights.......................      750
Restructuring charges.......................................      214
                                                              -------
Total restructuring, impairment and other charges...........  $12,899
                                                              =======

IMPAIRMENT OF INTANGIBLES

    During 2000, the Company determined that the carrying value of certain intangible assets acquired in connection with business combinations accounted for as purchases exceeded their fair value and were written down accordingly. This occurred due to changes in business conditions and products, in addition to current period operating and cash flow losses combined with financial projections and forecasts that indicate continuing poor performance of certain acquired companies. The determination of the fair value of the separately identifiable intangible assets arising from the purchase business combinations was determined using the present value of expected future cash flows from the acquired companies using a discount rate commensurate with the risks involved. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge of $11,935,000 for the impairment of these intangibles.

WRITE-OFF OF ACQUIRED SOFTWARE RIGHTS

    During 2000, the Company recorded a $750,000 net write-off of software purchased for internal use that will no longer be used by the Company.

RESTRUCTURING CHARGES

    During 2000, the Company recorded restructuring charges of $214,000, consisting of $82,000 for facility closure and consolidation, $121,000 for severance and other termination benefits and $11,000 for other restructuring costs. These restructuring actions occurred and were substantially completed in the Company's second quarter of 2000. The remaining accrual for restructuring as of December 31, 2000 was $8,200 for facility closure and consolidation. The Company reversed an accrual for $39,000 during the fourth quarter of 2000 due to overestimating the legal and accounting costs associated with the restructuring.

                             VANTAGEMED CORPORATION

6.  SHORT-TERM AND LONG-TERM INVESTMENTS:

    Short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                                                     DECEMBER 31, 2000
                                                       ----------------------------------------------
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST         GAIN         LOSS       VALUE
                                                       ---------   ----------   ----------   --------
Cash equivalents.....................................   $ 2,946        $ 1          $ 3      $ 2,944
U.S. Government Agency...............................     1,000          1           --        1,001
Commercial Paper.....................................    12,509         10           12       12,507
                                                        -------        ---          ---      -------
Total available-for-sale investment securities.......   $16,455        $12          $15      $16,452
                                                        =======        ===          ===      =======

    The amortized cost and fair value of available-for-sale investment securities by contractual maturity, were as follows (in thousands):

                                                            DECEMBER 31, 2000
                                                       ---------------------------
                                                       AMORTIZED COST   FAIR VALUE
                                                       --------------   ----------
Due within one year..................................     $15,455         $15,451
Due after one, but within 5 years....................       1,000           1,001
                                                          -------         -------
Total available-for-sale investment securities.......     $16,455         $16,452
                                                          =======         =======

7.  NOTES RECEIVABLE:

    The Company has four notes receivable. Two notes totaling $127,000, bearing interest at 6 percent per annum, with each being secured by an irrevocable letter of credit due March 31, 2003. One note totaling $200,000 is with a former officer and director of the Company, bears interest at the prime rate and is secured by shares of the Company's common stock, due November 3, 2002. One note totaling $50,000 is with an employee of the Company. It bears interest at 8 percent per annum and is unsecured.

8.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Software rights.............................................  $ 1,500    $    --
Office and computer equipment...............................    1,210      2,389
Furniture and fixtures......................................      476        413
Vehicles....................................................       43         64
Leasehold improvements......................................      433        119
                                                              -------    -------
                                                                3,662      2,985
Less: accumulated amortization and depreciation.............   (1,098)    (1,249)
                                                              -------    -------
                                                              $ 2,564    $ 1,736
                                                              =======    =======

                             VANTAGEMED CORPORATION

    Depreciation expense was approximately $164,000, $851,000 and $907,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with the restructuring plans described in Note 5, the Company wrote off certain software rights with a book value of $750,000 in the year ended December 31, 2000.

9.  INTANGIBLES:

    Intangibles consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Goodwill....................................................  $18,577    $ 7,839
Acquired software...........................................    4,794      4,794
Customer lists..............................................    9,258      8,226
Covenants not to compete....................................      179        169
Assembled workforce.........................................      235        227
                                                              -------    -------
                                                               33,043     21,255
Less: accumulated amortization..............................   (4,592)    (9,341)
                                                              -------    -------
                                                              $28,451    $11,914
                                                              -------    -------

    Amortization expense related to intangibles was approximately $1,281,000, $3,022,000 and $4,749,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with the restructuring plans described in Note 5, the Company wrote down certain intangibles by $11,935,000 in the year ended December 31, 2000.

                             VANTAGEMED CORPORATION

10. LONG-TERM DEBT:

    The Company's long-term debt consisted of (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Promissory note, owner of acquired company, interest at
  prime plus 1.5%, not to exceed 10.5% per annum (10.5% at
  December 31, 2000), monthly principal payments of $18,750
  plus accrued interest commencing August 1999, due in full
  by August 2002, unsecured.................................  $  1,294   $  1,031
Promissory notes, stockholders, various fixed interest rates between 8% and 12%, monthly principal and interest
  payments between $300 and $7,000, principal ranges from
  due on demand to due June 2004, secured by assets of the
  Company...................................................       762        120
Promissory notes to various stockholders, paid in February
  2000......................................................     5,455         --
Promissory notes, financial institution, bearing interest at
  9.5%, monthly principal and interest payments of $300
  through February 2003, secured by Company vehicles........        27          7
Promissory note, stockholder, non-interest bearing, monthly
  payments of $2,000, due on demand.........................        28          4
Lines of credit with financial institutions, paid in
  February 2000.............................................        74         --
Promissory note, financial institution, bearing interest at
  3.9%, principal payments of $500 through March 2003,
  secured by assets of the Company..........................        18         12
Promissory note with financial institution, paid in February
  2000......................................................       113         --
Promissory note to vendor, paid in February 2000............        18         --
Capital lease obligations...................................       424        506
                                                              --------   --------
                                                                 8,213      1,680
Less: current portion.......................................    (5,574)      (525)
                                                              --------   --------
                                                              $  2,639   $  1,155
                                                              ========   ========

    Future minimum payments under all debt obligations excluding capital lease obligations subsequent to December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................    $  341
2002........................................................       238
2003........................................................       231
2004........................................................       230
2005........................................................       134
                                                                ------
                                                                $1,174
                                                                ======

                             VANTAGEMED CORPORATION

11. CAPITAL AND OPERATING LEASE OBLIGATIONS:

    The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 2000 are as follows (in thousands):

                                                             CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                      LEASES     LEASES
------------------------                                     --------   ---------
2001.......................................................   $ 232      $1,155
2002.......................................................     176         849
2003.......................................................     109         693
2004.......................................................      52         417
2005.......................................................      31         317
Thereafter.................................................      --         147
                                                              -----      ------
  Total minimum payments...................................   $ 600      $3,578
                                                                         ======
Less: interest on capital lease obligations at rates of
  8.13% to 29.62%..........................................     (94)
                                                              -----
Net minimum principal payments.............................     506
Less: current maturities...................................    (184)
                                                              -----
Long-term portion..........................................   $ 322
                                                              =====

    Rent expense was approximately $509,000, $866,000 and $1,323,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

12. STOCKHOLDERS' EQUITY:

STOCK SPLITS

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

PREFERRED STOCK

    Upon completion of the Company's initial public offering of common stock, all outstanding shares of Series A-1 preferred stock was converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock was automatically converted into 120,000 shares of common stock.

DEFERRED COMPENSATION

    As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the

                             VANTAGEMED CORPORATION
options. Total amortization expense recognized was $0, $33,000 and $46,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

13. STOCK OPTION PLANS AND WARRANTS:

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

    As permitted by SFAS 123, the Company has elected to account for its stock-based compensation plans under the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the Company's option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, the Company's pro forma net loss would have been as follows (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net loss available to common stockholders
  As reported...............................................  $(4,237)   $(10,215)  $(31,037)
  Pro forma.................................................   (4,362)    (11,632)   (31,320)
Basic and diluted loss per share
  As reported...............................................  $ (1.96)   $  (3.13)  $  (3.84)
  Pro forma.................................................    (2.02)      (3.57)     (3.87)

    For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000:

                                                                1998       1999       2000
                                                              --------   --------   --------
Dividend yield..............................................        0%         0%         0%
Risk-free interest rate.....................................      4.5%       6.3%       6.0%
Stock price volatility......................................       50%        70%       150%
Expected life...............................................  6 years    6 years    6 years

    The resulting pro forma compensation cost may not be representative of that to be expected in future years.

                             VANTAGEMED CORPORATION

    A summary of stock option activity and related information is as follows (in thousands, except per share amounts):

                                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                                  1998                   1999                   2000
                                          --------------------   --------------------   --------------------
                                                     WTD. AVG.              WTD. AVG.              WTD. AVG.
                                           NUMBER    EXERCISE     NUMBER    EXERCISE     NUMBER    EXERCISE
                                             OF      PRICE PER      OF      PRICE PER      OF      PRICE PER
                                           SHARES      SHARE      SHARES      SHARE      SHARES      SHARE
                                          --------   ---------   --------   ---------   --------   ---------
Balance, beginning of period............     17        $1.89       186       $ 7.14        537       $8.00
  Granted...............................    169         7.65       249         9.74        510        2.15
  Assumed...............................     --           --       124         7.10         --          --
  Exercised.............................     --           --        (1)        6.18        (23)        .06
  Forfeited or canceled.................     --           --       (21)       16.07       (111)       7.70
                                            ---                    ---                    ----
Balance, end of period..................    186         7.14       537         8.00        913        4.97
                                            ===                    ===                    ====
Vested, end of period...................     16                    198                     282
                                            ===                    ===                    ====

    During 1999, the Company assumed 124,204 stock options from Brand, Mariner and CDS at exercise prices between $0.06 and $62.81 per share. All assumed stock options were rolled into the Company's 1998 Plan with no change in option terms from the original grant.

    The following table summarizes information about the Company's outstanding stock options at December 31, 2000 (in thousands, except per share amounts):

                                                                                                OPTIONS
                                  OPTIONS OUTSTANDING                                         EXERCISABLE
---------------------------------------------------------------------------------------   --------------------
                                              # OF         WTD. AVG.                        # OF     WTD. AVG.
                                             SHARES      CONTRACT LIFE     WTD. AVG.       SHARES    EXERCISE
RANGE OF EXERCISE PRICE                    OUTSTANDING     REMAINING     EXERCISE PRICE    VESTED      PRICE
-----------------------                    -----------   -------------   --------------   --------   ---------
$  .06--$ 1.74..........................       326           5.14             $1.60          31       $ 0.66
$ 1.82--$ 4.50..........................       240           8.87              2.78          47         2.34
$ 6.50--$ 8.34..........................       150           3.90              7.38         125         7.33
$ 9.60--$11.10..........................       176           8.55             10.46          72        10.12
$12.56--$62.81..........................        21           8.04             18.95           7        21.64
                                               ---                                          ---
$  .06--$62.81..........................       913           7.02              4.97         282         6.85
                                               ===                                          ===

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

                             VANTAGEMED CORPORATION

    In August 1999, the Company issued 30,000 warrants at an exercise price of $11.10 per share in connection with the acquisition of Mariner and expire on August 1, 2003. The fair value of these warrants was recorded as additional purchase price in the Mariner acquisition. In October 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants for 13,333 shares exercisable at a price equal to 60% of the initial price of shares of the Company's common stock sold in the IPO. This warrant may be exercised at any time following the completion of the offering and terminates on October 6, 2002. The fair value of the warrants of approximately $80,000 was calculated using the Black-Sholes option pricing model and is being amortized to interest expense over the term of the note.

14. RELATED PARTY TRANSACTIONS:

    The Company has two related party note receivables. One full recourse note totaling $200,000 is with a former officer and director of the Company, bears interest at the prime rate as reported in the Wall Street Journal on the first business day of each month and is secured by 300,000 shares of the company's stock. Monthly interest payments are due beginning December 2001, after payment of interest for the previous full year has been made. Total principal and any remaining interest due are payable on November 3, 2002. The second note totaling $50,000 is with an employee of the Company and bears interest at 8 percent per annum and is unsecured. Employee shall make annual payments on accrued interest beginning on May 18, 2001. As long as employment continues, the loan shall be forgiven over a period of 48 months, with twenty-five percent forgiven one year from note date of May 18, 2000, and the remaining principal amount and interest on such unforgiven portion forgiven 1/36th each month until fully forgiven. Such forgiveness is recorded as compensation expense as forgiveness is earned. Any loan amount not yet forgiven will become due and payable in full from note holder 90 days after last day of employment.

    In January 2000, we borrowed $700,000 through Friedli Corporate Finance, an entity controlled by one of our Directors. The outstanding principal plus interest on this note was repaid in February 2000 with proceeds from our IPO.

15. SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash payments for interest amounted to approximately $220,000, $922,000 and $285,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company made cash payments for income taxes of approximately $800, $0 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                             VANTAGEMED CORPORATION

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

    During the year ended December 31, 2000, the Company converted one promissory note with principal and interest totaling $3,062,000 into 510,685 shares of common stock. The beneficial conversion feature of this note was $3 million and was recognized as interest expense on the date of the conversion. The Company also converted a promissory note with principal and interest totaling $199,000 into 17,125 shares of common stock, converted both Series A-1 and Series B preferred stock into common stock and financed $354,000 in the purchase of property and equipment under capital leases.

16. EMPLOYEE BENEFIT PLANS:

    The Company maintains a 401(k) Savings Plan (the Plan). Under the terms of the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a six-year period. Discretionary contributions made to the Plan were approximately $4,000, $2,500 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

                             VANTAGEMED CORPORATION

17. INCOME TAXES:

    The provision for income taxes consists of (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Current:
  Federal...................................................  $    --    $    --    $    --
  State.....................................................       --         --         18
                                                              -------    -------    -------
  Total current.............................................       --         --         18
Deferred:
  Federal...................................................   (1,165)    (2,895)    (4,443)
  State.....................................................     (257)      (642)      (784)
                                                              -------    -------    -------
  Total deferred............................................   (1,422)    (3,537)    (5,227)
                                                              -------    -------    -------
Change in valuation allowance...............................    1,422      3,537      5,227
                                                              -------    -------    -------
  Net income tax provision..................................  $    --    $    --    $    18
                                                              =======    =======    =======

    Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 2000, the Company had potential tax benefits from net operating loss carryforwards of approximately $9,528,000 and $1,068,000 available to offset future federal and state taxable income, respectively. Such federal and state carryforwards expire through 2021. The extent to which the loss carryforwards can be used to offset future taxable income may be limited. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 6,270    $10,596
  Accruals and reserves.....................................      468        485
  Depreciation..............................................       --         --
  Difference between book and tax basis of intangibles......      159        114
                                                              -------    -------
                                                                6,897     11,195

Deferred tax liabilities:
  Difference between book and tax amortization related to
    acquired identifiable intangibles other than goodwill...   (3,993)    (3,068)
                                                              -------    -------
Net deferred tax asset before allowance.....................    2,904      8,127
                                                              -------    -------
Valuation allowance.........................................   (2,904)    (8,127)
                                                              -------    -------
  Net deferred tax asset....................................  $    --    $    --
                                                              =======    =======

    The change in the valuation allowance above is attributed primarily to the results of operations and the effects of purchase accounting on the valuation allowance.

                             VANTAGEMED CORPORATION

    The following table accounts for the differences between the actual tax provision and amounts obtained by applying the Statutory U.S. Federal rate to the loss before income taxes (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Expected tax benefit........................................  $(1,441)   $(3,473)   $(10,552)
Decrease in income taxes resulting from:
  State income benefit......................................     (254)      (613)     (1,862)
  Increase in deferred tax asset valuation allowance,
    resulting primarily from current year operations........    1,422      3,537       5,227
  Nondeductible expenses, including nondeductible
    restructuring charges...................................       77         --       6,734
  Other, net................................................      196        549         471
                                                              -------    -------    --------
Net income tax provision....................................  $    --    $    --    $     18
                                                              =======    =======    ========

18. CONTINGENCIES

    Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933 and 1934. These actions have now been consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD.

    Plaintiffs purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The Plaintiffs allege that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of its eMCee product would be lower than expected.

    VantageMed has filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The motion is scheduled for hearing in August 2001.

    The proceedings are in the early stages, and no prediction can be made as to the outcome. The Company believes these actions are without merit and intends to defend itself against them vigorously.

19. SEGMENT REPORTING:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company for the fiscal year ended December 31, 1998. This statement establishes standards for reporting selected segment services, geographic areas and major customers. The Company reported on two operating segments in 1998 and 1999-the software and systems sales and customer support and electronic services groups. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians, dentists and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical

                             VANTAGEMED CORPORATION
requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

    For the year ended December 31, 1998, 1999 and 2000, the following table reports selected segment information (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
SOFTWARE AND SYSTEMS:
SOFTWARE:
  Revenue...................................................   $1,497     $4,713    $ 4,475
  Cost of revenue                                                 170        583        575
                                                               ------     ------    -------
Gross margin................................................   $1,327     $4,130    $ 3,900
                                                               ======     ======    =======
Gross margin percentage.....................................     88.6%      87.6%      87.2%
SYSTEMS:
  Revenue...................................................    2,446      4,716      3,261
  Cost of revenue...........................................    1,976      3,495      2,324
                                                               ------     ------    -------
Gross margin................................................   $  470     $1,221    $   937
                                                               ======     ======    =======
Gross margin percentage.....................................     19.2%      25.9%      28.7%
TOTAL SOFTWARE AND SYSTEMS:.................................
  Revenue...................................................   $3,943     $9,429    $ 7,736
  Cost of revenue...........................................    2,146      4,078      2,899
                                                               ------     ------    -------
Gross margin................................................   $1,797     $5,351    $ 4,837
                                                               ======     ======    =======
Gross margin percentage.....................................     45.6%      56.8%      62.5%
CUSTOMER SUPPORT AND ELECTRONIC SERVICES:
CUSTOMER SUPPORT:
  Revenue...................................................   $4,873     $8,841    $12,713
  Cost of revenue...........................................    3,364      5,801      8,007
                                                               ------     ------    -------
Gross margin................................................   $1,509     $3,040    $ 4,706
                                                               ======     ======    =======
Gross margin percentage.....................................     31.0%      34.4%      37.0%
ELECTRONIC SERVICES:
  Revenue...................................................   $  557     $1,142    $ 3,458
  Cost of revenue...........................................      242        425      2,115
                                                               ------     ------    -------
Gross margin................................................   $  315     $  717    $ 1,343
                                                               ======     ======    =======
Gross margin percentage.....................................     56.6%      62.8%      38.8%
TOTAL CUSTOMER SUPPORT AND ELECTRONIC SERVICES:
  Revenue...................................................   $5,430     $9,983    $16,171
  Cost of revenue...........................................    3,606      6,226     10,122
                                                               ------     ------    -------
Gross margin................................................   $1,824     $3,757    $ 6,049
                                                               ======     ======    =======
Gross margin percentage.....................................     33.6%      37.6%      37.4%

                             VANTAGEMED CORPORATION

20. UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA:

                                                                 QUARTER
                                                -----------------------------------------    FISCAL
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          FIRST      SECOND     THIRD      FOURTH      YEAR
---------------------------------------         --------   --------   --------   --------   --------
1999:
  Total Revenues..............................  $ 3,163    $ 4,061    $ 5,236    $  6,952   $ 19,412
    Gross margin..............................    1,935      1,500      2,600       3,703      9,108
    Net loss..................................   (1,461)    (2,348)    (2,692)     (3,714)   (10,215)
    Basic and diluted net loss per share......  $ (0.60)   $ (0.89)   $ (0.73)   $  (0.87)  $  (3.13)
2000:
  Total Revenues..............................  $ 6,082    $ 5,437    $ 6,004    $  6,384   $ 23,907
    Gross margin..............................    2,837      2,216      2,809       3,024     10,886
    Net loss..................................   (7,623)    (7,076)    (3,261)    (13,077)   (31,037)
    Basic and diluted net loss per share......  $ (1.17)   $ (0.82)   $ (0.38)   $  (1.52)  $  (3.84)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May of 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Executive Officers--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

    (b) Directors--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

    The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

OTHER MATTERS

    Richard M. Brooks was elected unanimously by the Board of Directors to serve out the three-year term of a former director that resigned from the Board of Directors in November of 2000. He was also elected to the Compensation and Audit Committee of the Board of Directors. Mr. Brooks' three-year term will expire at our 2003 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The Company's Consolidated Financial Statements and Financial Statement Schedule are included in Part II, Item 8 of this Report and are located on the pages indicated below:

                                                                PAGE
                                                              --------
(1) Financial Statements:
    Report of Independent Public Accountants................     38
    Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................     39
    Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2000......     40
    Consolidated Statement of Stockholders' Equity for each
     of the three years in the period ended December 31,
     2000...................................................     41
    Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2000......     42
    Notes to Consolidated Financial Statements..............     43
(2) Financial Statement Schedule:
    Schedule II--Valuation and Qualifying Accounts for each
     of the three years in the period ended December 31,
     2000...................................................     70
(3) Exhibits--See listing as follows:

       EXHIBIT
       NUMBER                                       EXHIBIT TITLE
---------------------        ------------------------------------------------------------
         2.1*           --   Merger Agreement with Mariner Systems, Inc.
         2.2*           --   Assignment and Assumption Agreement (Mariner Systems, Inc.)
                               by and between VM1 Acquisition Corp. (Assignor) and VM4
                               Acquisition Corp. (Assignee).
         3.1*           --   Form of Registrant's Amended and Restated Form of
                               Certificate of Incorporation.
         3.2*           --   Form of Registrant's Amended and Restated Bylaws.
         4.1*           --   Form of Registrant's Specimen Stock Certificate.
        10.1*           --   Lease Agreement, dated November 1, 1996 between Registrant and Dr. Jun Hasegawa and Noriko Hasegawa, as Trustees for
                               the Hasegawa Family Trust, dated June 8, 1999.
        10.2*           --   Lease Agreement between Registrant and Jun and Noriko
                               Hasegawa, as Trustees for the Hasegawa Family Trust dated
                               January 18, 1999.
        10.3*           --   Lease Agreement between Registrant and Jun and Noriko
                               Hasegawa, as Trustees for the Hasegawa Family Trust dated
                               August 20, 1999.
        10.4*           --   Employment Agreement dated August 6, 1999 entered into
                               between Registrant and James Seiler.
        10.5*           --   Secured Convertible Promissory Note, dated October 7, 1999, issued to Friedli Corporate Finance.
        10.6*           --   Convertible Promissory Note dated October 7, 1999 issued to
                               Friedli Corporate Finance.
        10.7*           --   Secured Promissory Note, dated January 3, 2000 issued to
                               Friedli Corporate Finance.
        10.8*           --   Warrant dated August 6, 1999, issued to Pine, Inc.
        10.9*           --   Warrant dated August 6, 1999, issued to Pine, Inc.
       10.10*           --   Warrant dated October 7, 1999, issued to Peter Friedli.
       10.11*           --   Promissory Note dated July 15, 1997, issued to Richard
                               Pendleton.
       10.12*           --   Consulting Agreement dated July 27, 1998, entered into
                               between Registrant and Peter Friedli.
       10.13*           --   VantageMed's Amended and Restated 1998 Stock Option/Stock
                               Issuance Plan.

       EXHIBIT
       NUMBER                                       EXHIBIT TITLE
---------------------        ------------------------------------------------------------
       10.14*           --   Form of Indemnity Agreement entered into by Registrant with each of its officers and directors.
       10.15*           --   Non-Exclusive Software License Agreement, dated December 31,
                               1998 between Registrant and QuadraMed Corporation.
       10.16*           --   Change in Control Agreement dated July 23, 1998, between
                               Registrant and with Thomas A. McCreery.
       10.17*           --   Employment Agreement dated April 30, 1998, between
                               Registrant and with Gregory Vap.
        10.18           --   Management Employment Agreement dated July 31, 2000, between
                               Registrant and with Joel Harris.
        10.19           --   Secured Promissory Note, dated November 3, 2000 and Stock
                               Pledge Agreement issued by Richard W. Pendleton to
                               Registrant.
        21.1*           --   Subsidiaries.
         23.1           --   Consent of Independent Public Accountants
        24.4*           --   Power of Attorney (included on signature page).

------------------------

*   Previously filed

(b) Reports on Form 8-K:
    During the quarter ended December 31, 2000, the Company filed no current reports on Form 8-K with the commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sacramento, State of California, on the 30th day of March, 2001.


                                                       VantageMed Corporation
                                                       By:
                                                             /s/ James L. Seiler
                                                             ------------------------------------
                                                             James L. Seiler,
                                                             CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
-------------------------------------  -------------------------------------  --------------

/s/ James L. Seiler                    Chief Executive Officer and Chairman
------------------------------------     of the Board (Principal Executive    March 30, 2001
James L. Seiler                          Officer)

/s/ Joel M. Harris
------------------------------------   President and Director                 March 30, 2001
Joel M. Harris

/s/ Peter Friedli
------------------------------------   Director                               March 30, 2001
Peter Friedli

/s/ John Stevens
------------------------------------   Director                               March 30, 2001
John Stevens

/s/ Paul W. Souza                      Chief Financial Officer
------------------------------------     (Principal Financial and Accounting  March 30, 2001
Paul W. Souza                            Officer)

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT          ADDITIONS--                   BALANCE AT
                  YEAR                     BEGINNING OF YEAR   CHARGED TO INCOME   DEDUCTIONS   END OF YEAR
----------------------------------------   -----------------   -----------------   ----------   -----------
1998....................................          $ 68               $344             $101         $311
1999....................................          $311               $ 86             $110         $287
2000....................................          $287               $164             $211         $240