Form 10-Q
period 2001-03-31
VANTAGEMED CORP
filed 2001-05-15
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 000-29367

VantageMed Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0383530 (I.R.S. Employer Identification No.)
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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 11, 2001
Common stock	8,637,783

VantageMed Corporation

Index and Cross Reference

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2000	March 31, 2001
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,788	$4,160
Short-term investments	12,507	8,870
Accounts receivable, net of allowance of $240 and $238, respectively	2,130	2,524
Current portion of notes receivable	76	93
Inventories	455	414
Prepaid expenses and other	281	309

Total current assets	19,237	16,370
LONG-TERM INVESTMENTS	1,001	2,600
NOTES RECEIVABLE, net of current portion	301	284
PROPERTY AND EQUIPMENT, net	1,736	1,624
INTANGIBLES, net of accumulated amortization of $9,341 and $10,060, respectively	11,914	11,194

Total assets	$34,189	$32,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$525	$498
Accounts payable	1,274	1,170
Accrued liabilities	1,666	1,914
Customer deposits and deferred revenue	2,771	2,849

Total current liabilities	6,236	6,431
LONG-TERM DEBT, net of current portion	1,155	1,136

Total liabilities	7,391	7,567
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A-1—0 and 0 shares issued and outstanding, respectively	—	—
Series B—0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,625,971 and 8,634,329 shares issued and outstanding, respectively	9	9
Additional paid-in capital	72,654	72,654
Unrealized gain (loss) on available-for-sale securities	(3)	22
Deferred compensation	(32)	(20)
Accumulated deficit	(45,830)	(48,160)

Total stockholders' equity	26,798	24,505

Total liabilities and stockholders' equity	$34,189	$32,072

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2000	2001
REVENUES:
Software and systems	$2,274	$2,039
Customer support and electronic services	3,808	4,383

Total revenues	6,082	6,422

OPERATING COSTS AND EXPENSES:
Software and systems	824	688
Customer support and electronic services	2,421	2,631
Selling, general and administrative	4,251	3,455
Product development	1,530	1,290
Depreciation and amortization	1,559	921

Total operating costs and expenses	10,585	8,985

LOSS FROM OPERATIONS	(4,503)	(2,563)

INTEREST INCOME (EXPENSE):
Interest income	262	274
Interest expense	(3,382)	(41)

Total interest expense, net	(3,120)	233

LOSS BEFORE INCOME TAXES	(7,623)	(2,330)
INCOME TAXES	—	—

Net loss	$(7,623)	$(2,330)

Basic and diluted net loss per share	$(1.17)	$(.27)

Weighted-average shares—basic and diluted	6,540,107	8,627,735

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,623)	$(2,330)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	1,559	921
Loss on disposal of assets	—	3
Bad debt expense	121	38
Beneficial interest conversion	3,000	—
Amortization of warrants	131	—
Amortization of deferred compensation	4	12
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable	(27)	(432)
Inventories	19	41
Prepaid expenses and other	1,437	(28)
Accounts payable and accrued liabilities	(836)	150
Customer deposits and deferred revenue	134	78

Net cash used for operating activities	(2,081)	(1,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172)	(27)
Purchase of intangible asset	(147)	—
Sale of investments, net	—	2,063
Proceeds from sale of property and equipment	—	5

Net cash provided by (used for) investing activities	(319)	2,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	31,030	—
Proceeds from issuance of long-term debt	1,200	—
Payments on long-term debt	(4,146)	(122)

Net cash provided by (used for) financing activities	28,084	(122)

Net change in cash and cash equivalents	25,684	372
CASH AND CASH EQUIVALENTS, beginning of period	250	3,788

CASH AND CASH EQUIVALENTS, end of period	$25,934	$4,160

See Note 4 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RISKS:

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001.

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

Net Loss Per Common Share

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible notes are excluded from the computation of net loss per share for the period ended March 31, 2000, common equivalent shares from stock options and warrants have been excluded for the period ended March 31, 2001, because their effect is antidilutive for all periods, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. In addition, there were 780,687 and 1,126,000 outstanding options and warrants as of March 31, 2000 and 2001, respectively.

Recent Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative investments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The Company has adopted SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. This adoption did not have any effect on the financial condition or results of operations for the Company.

3.  DEFERRED COMPENSATION:

    As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $3,900 and $12,000 for the three months ended March 31, 2000 and 2001, respectively.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash payments for interest amounted to approximately $427,000 and $41,000 for the three months ended March 31, 2000 and 2001, respectively. The Company made cash payments for income taxes of $0 for the three months ended March 31, 2000 and 2001.

    During the three months ended March 31, 2000, the Company converted a promissory note with principal and interest totaling $3,061,500 into 510,685 shares of common. The beneficial conversion feature of the note is $3 million and was recognized as interest expense on the date of conversion.

    During the three months ended March 31, 2001, the Company financed $76,000 for the purchase of property and equipment under capital leases.

5.  CONTINGENCIES:

    Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that the Company and certain directors and officers violated the Securities Act of 1933 and the Securities Exchange Act of 1934. These actions have now been consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. On or about March 19, 2001, plaintiffs filed a Second Consolidated Amended Complaint alleging violations of the Securities Act of 1933, and dismissing all claims under the Securities Exchange Act of 1934.

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

    The Company's motion to dismiss the Second Consolidated Amended Complaint for failure to state a claim upon which relief can be granted is scheduled for hearing in August 2001.

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

    You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should carefully review the risks declared in the Annual Report on Form 10-K filed on March 30, 2001. You are cautioned not to place undue reliance on the forward-looking, statements, which speak only as of date of Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

    Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash. We made no acquisitions in the year 2000, nor in the quarter ending March 31, 2001 due to the change in the financial market and the uncertainty in the healthcare industry.

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

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended March 31,
	2000	2001
Software and Systems:
Revenues	$2,274	$2,039
Cost of revenues	824	688

Gross margin	$1,450	$1,351

Gross margin percentage	63.8%	66.3%
	Three Months Ended March 31,
	2000	2001
Customer Support and Electronic Services:
Revenues	$3,808	$4,383
Cost of revenues	2,421	2,631

Gross margin	$1,387	$1,752

Gross margin percentage	36.4%	40.0%

    Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition. We periodically review whether there has been a permanent impairment of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121. In 2000, we recorded an impairment charge of $11.9 million for the impairment of these intangibles. No additional impairment charge was recorded for the three months ended March 31, 2001.

    Depreciation expenses also include depreciation of property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results.

    We have invested approximately $13.5 million in product development since our inception. These funds have been primarily invested in our window-based, internet-enabled products. The costs have been expensed as incurred.

    As of March 31, 2001, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $10.9 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2022.

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

    Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2000 or for the three months ended March 31, 2001.

    As we continue to grow, internally and by acquisitions, we expect our operating expenses as a percentage of sales to decrease. Additionally, in June of 2000 we implemented a restructuring plan to improve our future operating results.

Results of Operations

    The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended March 31,
	2000	2001
Revenues:
Software and systems	37.4%	31.7%
Customer support and electronic services	62.6	68.3

Total revenues	100.0	100.0
Operating costs and expenses:
Software and systems	13.5	10.7
Customer support and electronic services	39.8	41.0
Selling, general and administrative	69.9	53.8
Product development	25.2	20.1
Depreciation and amortization	25.6	14.3

Total costs and operating expenses	174.0	139.9
Loss from operations	(74.0)	(39.9)
Interest income (expense), net	(51.3)	3.6

Loss before income taxes	(125.3)	(36.3)
Income taxes	—	—

Net loss	(125.3)%	(36.3)%

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001

    Revenues.  Total revenues increased 5.6% from $6.1 million for the three months ended March 31, 2000 to $6.4 million for the three months ended March 31, 2001. The revenue increase resulted from the increase in customer support and electronic service revenues. Recurring revenues increased 11.1% from $4.8 million for the three months ended March 31, 2000 to $5.3 million in the corresponding period of 2001, while non-recurring revenues decreased 14.1% from $1.3 million for the three months ended March 31, 2000, to $1.1 million in the corresponding period of 2001.

      Software and Systems.  The software and systems component of total revenues decreased 10.4% from $2.3 million, or 37.4% of total revenues for the three months ended March 31, 2000 to $2.0 million, or 31.7% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 65.8% and 60.5% and computer hardware and supply revenues were 34.2% and 39.5% of total software and systems revenues for the three months ended March 31, 2000 and 2001, respectively. The decrease in software and systems revenue was primarily due to general market softness in the year 2001 for new systems.

      Revenues from software licensing decreased 17.5% from $1.5 million for the three months ended March 31, 2000 to $1.2 million for the corresponding period of 2001. Legacy product sales were 48.1% of software licensing revenues for the three months ended March 31, 2000 compared to 59.4% in the corresponding period of 2001. Windows-based product sales were 51.9% of software licensing revenues for the three months ended March 31, 2000 compared to 40.6% in the corresponding period of 2001. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 14.8% from $1.3 million for the three months ended March 31, 2000 to $1.1 million in the corresponding period of 2001.

      Revenues from computer hardware and supplies increased 3.4% from $778,000 for the three months ended March 31, 2000 to $804,000 in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for computer hardware and supplies, resulted in a significant increase in the gross margin. The gross margin from computer hardware and supplies revenues increased 54.6% from $166,000 for the three months ended March 31, 2000 to $257,000 in for the corresponding period of 2001.

      Customer Support and Electronic Services.  The customer support and electronic services component of total revenues increased 15.1% from $3.8 million, or 62.6% of total revenues in the three months ended March 31, 2000, to $4.4 million, or 68.3% of total revenues in the corresponding period of 2001. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 83.0% and 75.7% and electronic services revenues were 17.0% and 24.3% for the three months ended March 31, 2000 and 2001, respectively.

      Revenues from customer support increased 5.0% from $3.2 million for the three months ended March 31, 2000 to $3.3 million in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 26.1% from $1.1 million for the three months ended March 31, 2000 to $1.4 million in the corresponding period of 2001.

      Revenues from electronic services increased 64.3% from $648,000 for the three months ended March 31, 2000 to $1.1 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 26.8% from $303,000 for the three months ended March 31, 2000 to $384,000 in the corresponding period of 2001.

Cost of Revenues.  Total cost of revenues increased 2.3% from $3.2 million for the three months ended March 31, 2000 to $3.3 million in the corresponding period of 2001, and increased as a percentage of total revenues from 53.3% for the three months ended March 31, 2000 to 51.7% in the corresponding period of 2001.

      Software and Systems.  Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 16.5% from $824,000, or 13.5% of total revenues for the three months ended March 31, 2000 to $688,000, or 10.7% of total revenues in the corresponding period of 2001. Software licensing costs were 25.7% and 20.4%, and computer hardware and supplies costs were 74.3% and 79.6% of total software and systems costs for the three months ended March 31, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

      Costs for software licensing decreased 33.8% from $212,000, or 3.5% of total revenues in the three months ended March 31, 2000 to $140,000, or 2.2% of total revenues in the corresponding period of 2001. The decrease is due to a change in the mix of products and services sold. Gross margin percentage for software licensing increased from 85.8% for the three months ended March 31, 2000, to 88.6% for the corresponding period of 2001.

      Costs for computer hardware and supplies decreased 10.5% from $612,000, or 10.1% of total revenues in the three months ended March 31, 2000 to $548,000, or 8.5% of total revenues in the corresponding period of 2001. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 21.3% for the three months ended March 31, 2000 to 31.9% in the corresponding period of 2001.

      Customer Support and Electronic Services.  Customer support and electronic services costs increased 8.7% from $2.4 million, or 39.8% of total revenues in the three months ended March 31, 2000 to $2.6 million, or 41.0% of total revenues in the corresponding period of 2001. Customer support costs were 85.7% and 74.1%, and electronic services costs were 14.3% and 25.9% of total customer support and electronic services costs for the three months ended March 31, 2000 and 2001, respectively. The increase in cost is primarily related to the increase in revenue.

      Costs for customer support decreased 6.0% from $2.1 million, or 34.1% of total revenues in the three months ended March 31, 2000 to $2.0 million, or 30.4% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 34.3% for the three months ended March 31, 2000 to 41.2% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff as part of the Company's restructuring plan implemented in the second quarter of 2000 and the discontinuance of certain legacy products in the year 2000.

      Costs for electronic services increased 97.2% from $345,000, or 5.7% of total revenues in the three months ended March 31, 2000 to $681,000, or 10.6% of total revenues, in the corresponding period of 2001. The electronic services gross margin percentage decreased from 46.8% for the three months ended March 31, 2000 to 36.1% in the corresponding period of 2001. Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

Selling, General and Administrative.  Selling, general and administrative expenses decreased 18.7% from $4.3 million, or 69.9% of total revenues for the three months ended March 31, 2000, to $3.5 million, or 53.8% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000. As of March 31, 2001, we employed 318 persons compared to approximately 384 as of March 31, 2000.

Product Development.  Product development expenses decreased 15.7% from $1.5 million, or 25.2% of total revenues for the three months ended March 31, 2000, to $1.3 million, or 20.1% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000.

Depreciation and Amortization.  Depreciation and amortization expenses decreased 40.9% from $1.6 million or 25.6% of total revenues, for the three months ended March 31, 2000, to $921,000, or 14.3% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $1.3 million for the three months ended March 31, 2000 and $719,000 in the corresponding period of 2001. The decrease in depreciation and amortization expense for the three months ended March 31, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000. This write-down results in a reduction in depreciation and amortization in all future periods. At March 31, 2001, we had intangible assets totaling $21.3 million with accumulated amortization of $10.1 million. The weighted average life of these intangibles was 7.5 years.

Interest Income (Expense), Net.  Interest expense was $3.1 million, or 51.3% of total revenues for the three months ended March 31, 2000, compared to interest income of $233,000 or 3.6% of total revenues for the three months ended March 31, 2001. The 2000 quarter included a non-cash interest charge for the beneficial conversion feature of a promissory note and the amortization of the fair value of warrants, totaling $3.1 million. The 2001 quarter included interest income earned on our investment securities and other miscellaneous income of $274,000, offset by interest expense on our short and long-term debt of $41,000.

Income Taxes.  No tax benefit was recorded for the three months ended March 31, 2000 and 2001. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Liquidity and Capital Resources

    Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO which was completed in February 2000. Approximately 82.0% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

    Net cash used for operating activities was $1.5 million and $2.1 million for three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities for the three months ended March 31, 2001 related to the net loss for the period offset primarily by depreciation and amortization expense. Net cash used in operating activities for the three months ended March 31, 2000 related to the net loss for the period, which was offset primarily by the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note, the amortization of the fair value of warrants and, depreciation and amortization expense.

    Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2001 and consisted primarily of the maturity of short-term investments. Net cash used for investing activities for the three months ended March 31, 2000 consisted primarily of purchases of property and equipment used in our regional offices and the purchase of an intangible asset used for internal corporate purposes.

    Net cash used for financing activities was $122,000 for the three months ended March 31, 2001 and consists of payments on long-term debt. Net cash provided by financing activities for the three months ended March 31, 2000 consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.1 million in payments of long-term debt.

    In addition, at March 31, 2001, we had $533,000 in capital leases primarily for computers and office equipment. In addition, we had $1.1 million in debt issued in connection with acquisitions that was outstanding at March 31, 2001. Interest rates on the promissory notes range from non-interest bearing to 10.75%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005, 2006 and thereafter are $1.5 million, $1.2 million, $1.0 million, $701,000, $496,000 and $148,000, respectively.

    Prior to the IPO, we operated with negative working capital and with negative cash flow. Since the IPO, we have eliminated our negative working capital position. However, the negative cash flow from operations has continued, and is expected to continue, until we expand our cross selling of new products, add-on services to our existing customer base and future improved operating efficiencies. In addition, we implemented a restructuring plan in June 2000 to improve our future operating results.

    We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least March 2002.

Recent Accounting Pronouncements

    See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors—

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

    We are subject to various risk factors, many of which are outside of our control, that could cause our actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating o expected future operating results and future financial conditions or statements expressing general optimism about future operating results, are forward-looking statements. The following are the important factors which may cause actual results to differ from those expressed in such forward-looking statements.

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History, A History Of Losses, Expect Our Expenditures To Increase And Our Losses To Continue, And May Never Achieve Profitability

    We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $48.2 million, of which $12.2 million was amortization and depreciation, $11.9 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

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

    Our electronic transaction services involve the storage and transmission of confidential medical information through our network data centers over the Internet and over dedicated private data lines. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses or similar disruptive problems. In the event of such a security breach, proprietary and confidential information could be misappropriated or our operations could be interrupted. These problems could damage our business reputation, lead to customer dissatisfaction and delay market acceptance of our products. We may also incur legal and financial liability and a loss of revenue as a result of such problems.

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

    We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the three months ended March 31, 2001. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    Interest Rate Risk.

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of March 31, 2001, the Company had approximately $14.4 million in total available-for-sale investment securities.

    Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Historically, and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that the Company and certain directors and officers violated the Securities Act of 1933 and the Securities Exchange Act of 1934. These actions have now been consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. On or about March 19, 2001, plaintiffs filed a Second Consolidated Amended Complaint alleging violations of the Securities Act of 1933, and dismissing all claims under the Securities Exchange Act of 1934.

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

    The Company's motion to dismiss the Second Consolidated Amended Complaint for failure to state a claim upon which relief can be granted is scheduled for hearing in August 2001.

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

Amount
(In thousands)
Securities and Exchange Commission registration fee	$11
National Association of Securities Dealers, Inc. filing fee	4
Nasdaq National Market listing fee	73
Accountants' fees and expenses	1,245
Legal fees and expenses	606
Transfer Agent's fees and expenses	23
Printing and engraving expenses	332
Miscellaneous	146

Total	$2,440

    None of the amounts shown were paid directly or indirectly to any director or officer of VantageMed or the their associates, persons owning 10 percent or more of any class of equity securities of VantageMed or an affiliate of VantageMed.

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

Application of Net Proceeds

    Since the completion of the IPO in February of 2000, we used approximately $1.9 million of such net proceeds for product development, approximately $522,000 on sales and marketing, and $10.6 million for working capital and other general corporate purposes. The following table set forth the intended use of our residual net proceeds. Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Approximate Amount
(In thousands)
For potential acquisitions	$4,000
For increased product development activities	1,099
For increased sales and marketing activities	2,478
For working capital and other general corporate purposes	6,687

$14,264

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    There are none.

  (b)
  Reports on Form 8-K

    During the quarter ended March 31, 2001, the Company filed no current reports on Form 8-K with the Commission.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGEMED CORPORATION
By:	/s/ PAUL W. SOUZA Paul W. Souza Chief Financial Officer
Date: May 14, 2001

QuickLinks

Index and Cross Reference
PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
VANTAGEMED CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES