Form 10-Q
period 2001-06-30
VANTAGEMED CORP
filed 2001-08-14
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-29367

VantageMed Corporation
(Exact name of Registrant as specified in its charter)

Delaware	68–0383530

(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

3017 Kilgore Road, Suite 195, Rancho Cordova, California	95670

(Address of Registrant's Principal executive offices)	(zip code)

(916) 638-4744

(Telephone number of Registrant's Principal executive offices)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at
July 31, 2001
Common stock	8,601,557

VantageMed Corporation

___________

Index and Cross Reference

Item Number

PART I – FINANCIAL INFORMATION
Item. 1	Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)
Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2000 and June 30, 2001
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and June 30, 2001
Notes to Consolidated Financial Statements
Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward–Looking Statements and Risk Factors
Item. 3	Quantitative and Qualitative Disclosures About Market Risk

PART II – OTHER INFORMATION
Item. 1	Legal Proceedings
Item. 2	Changes in Securities andUse of Proceeds
Item. 4	Submission of Matters to a Vote of Security Holders
Item. 6	Exhibits and Reports on Form 8–K

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2000	June 30, 2001

ASSETS		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,788	$3,535
Short-term investments	12,507	7,748
Accounts receivable, net of allowance of $240 and $183, respectively	2,130	2,041
Current portion of notes receivable	76	94
Inventories	455	425
Prepaid expenses and other	281	456

Total current assets	19,237	14,299
LONG-TERM INVESTMENTS	1,001	2,529
NOTES RECEIVABLE, net of current portion	301	266
PROPERTY AND EQUIPMENT, net	1,736	1,488
INTANGIBLES, net of accumulated amortization of $9,341 and $10,503, respectively	11,914	10,390

Total assets	$34,189	$28,972

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long–term debt	$525	$507
Accounts payable	1,274	1,154
Accrued liabilities	1,666	1,416
Customer deposits and deferred revenue	2,771	2,581

Total current liabilities	6,236	5,658
LONG–TERM DEBT, net of current portion	1,155	1,053

Total liabilities	7,391	6,711
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A–1– 0 and 0 shares issued and outstanding, respectively	-	-
Series B– 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,625,971 and 8,607,883 shares issued and outstanding, respectively	9	9
Additional paid–in capital	72,654	72,625
Unrealized gain (loss) on available-for-sale securities	(3)	20
Deferred compensation	(32)	(9)
Accumulated deficit	(45,830)	(50,384)

Total stockholders' equity	26,798	22,261

Total liabilities and stockholders' equity	$34,189	$28,972

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

Three Months Ended

Six Months Ended

June 30,

June 30,

	2000	2001	2000	2001

REVENUES:
Software and systems	$1,590	$1,610	$3,864	$3,649
Customer support and electronic services	3,847	4,307	7,655	8,690

Total revenues	5,437	5,917	11,519	12,339

OPERATING COSTS AND EXPENSES:
Software and systems	630	594	1,454	1,282
Customer support and electronic services	2,591	2,638	5,012	5,269
Selling, general and administrative	4,125	2,816	8,376	6,271
Product development	1,396	1,326	2,926	2,616
Depreciation and amortization	1,540	844	3,099	1,765
Restructuring, impairment and other charges	2,516	183	2,516	183

Total operating costs and expenses	12,797	8,401	23,383	17,386

LOSS FROM OPERATIONS	(7,361)	(2,484)	(11,864)	(5,047)

INTEREST INCOME (EXPENSE) AND OTHER:
Interest and other income	361	304	623	578
Interest and other expense	(76)	(44)	(3,458)	(85)

Total interest income (expense) and other, net	285	260	(2,835)	493

LOSS BEFORE INCOME TAXES	(7,076)	(2,224)	(14,699)	(4,554)
INCOME TAXES	0	0	0	0

Net loss	$(7,076)	$(2,224)	$(14,699)	$(4,554)

Basic and diluted net loss per share	$(0.82)	$(0.26)	$(1.95)	$(0.53)

Weighted–average shares–basic and diluted	8,600,866	8,624,577	7,547,150	8,626,108

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,699)	$(4,554)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	3,099	1,765
Impairment of intangibles	1,513	162
Loss on disposal of assets	750	3
Bad debt expense	135	8
Beneficial interest conversion	3,000	-
Amortization of deferred compensation	22	23
Changes in assets and liabilities
Accounts receivable	177	81
Inventories	93	30
Prepaid expenses and other	1,738	(175)
Accounts payable and accrued liabilities	(1,878)	(370)
Customer deposits and deferred revenue	134	(190)

Net cash used for operating activities	(5,916)	(3,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339)	(71)
Purchase of intangible asset	(147)	-
(Purchase) sale of investments, net	(3,891)	3,254
Proceeds from sale of property and equipment	-	26
(Issuance) repayment of notes receivable	(20)	17

Net cash provided by (used for) investing activities	(4,397)	3,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	31,038	1
Repurchase of common stock	-	(30)
Proceeds from issuance of long–term debt	1,200	-
Payments on long–term debt	(4,493)	(233)

Net cash provided by (used for) financing activities	27,745	(262)

Net change in cash and cash equivalents	17,432	(253)
CASH AND CASH EQUIVALENTS, beginning of period	250	3,788

CASH AND CASH EQUIVALENTS, end of period	$17,682	$3,535

             See Note 5 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND RISKS:

Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared by VantageMed Corporation (“the Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001.

Organization

             The Company was incorporated in California on June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. In February 2000, the Company completed its initial public offering (IPO) of 3,000,000 shares of its common stock, the gross proceeds of which aggregated approximately $36 million. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Los Angeles and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, dentists, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company has built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

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

Short-term and Long-term Investments

             The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive loss.  Gains or losses on securities sold are based on the specific identification method.

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

Revenue Recognition

             Software and systems revenue is derived from the licensing of proprietary software, the sale of third–party software, primarily desktop operating systems and communication and security software and the sale of computer hardware and supplies. Customer support and electronic services revenue is derived from software maintenance and customer service, network and computer hardware support, training, data conversion, system installation, electronic claims processing, electronic statement printing, mailing and electronic remittance advices.

             The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consist primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor–specific objective evidence of fair market value established by independent sale of the elements sold separately or, if the element is not yet being sold separately, the price established by management. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

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

Restructuring Costs

             The Company records the costs of consolidating acquired operations into existing Company facilities, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs relating to the Company’s employees in accordance with Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).”

Litigation Defense Costs

             Costs incurred by the Company to defend itself against litigation are expensed as incurred.

Net Loss Per Common Share

             Net loss per share is computed using the weighted-average number of shares of common stock outstanding.  Common equivalent shares from stock options, warrants and convertible notes are excluded from the computation of net loss per share for the period ended March 31, 2000, common equivalent shares from stock options and warrants have been excluded for the period ended March 31, 2001, because their effect is antidilutive for all periods, thereby decreasing net loss per common share.  Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.  In addition, there were 738,240 and 1,103,000 outstanding options and warrants as of June 30, 2000 and 2001, respectively.

Recent Pronouncements

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These Statements will change the accounting for business combinations and goodwill in two ways.  First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations.  The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142.  SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.  The adoption of SFAS No. 141 will not materially effect the Company’s statements of financial condition and results of operations.  Absent SFAS No. 142, the Company would record goodwill amortization expense of approximately $528,000 in 2002.  Such amortization expense will no longer be recorded upon adoption of this statement.  Rather, goodwill will be tested periodically for impairment.

3. DEFERRED COMPENSATION:

             As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $18,000, $11,000, $22,000, and $23,000, for the three months and six months ended June 30, 2000 and 2001, respectively.

4. STOCKHOLDERS’ EQUITY:

             On May 14, 2001, the Company announced a stock repurchase program.  Under this program, the Company can repurchase from time to time at management’s discretion, up to 250,000 shares of the Company’s common stock in the open market or in private transactions.  At June 30, 2001, the Company had repurchased 29,900 shares at an average price of $1.01 per share.

5. SUPPLEMENTAL CASH FLOW INFORMATION:

             Cash payments for interest amounted to approximately $504,000 and $81,000 for the six months ended June 30, 2000 and 2001, respectively.  The Company made no cash payments for income taxes for the six months ended June 30, 2000 and 2001.

             During the six months ended June 30, 2000, the Company converted two promissory notes with principal and interest totaling $3,252,000 into 527,810 shares of common stock, converted both Series A-1 and Series B preferred stock into common stock and financed $61,000 in the purchase of property and equipment under capital leases.  The beneficial conversion feature of one of the notes was $3 million and was recognized as interest expense on the date of conversion.

             During the six months ended June 30, 2001, the Company financed $113,000 for the purchase of property and equipment under capital leases.

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

             The Company’s motion to dismiss the Second Consolidated Amended Complaint for failure to state a claim upon which relief can be granted is scheduled for hearing in September 2001.

             The proceedings are in the early stages, and no prediction can be made as to the outcome.  The Company believes these actions are without merit and intends to defend itself against them vigorously.

7. SEGMENT REPORTING:

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company for the fiscal year ended December 31, 1998. This statement establishes standards for reporting selected segment services, geographic areas and major customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling, general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians, dentists and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

             For the three months ended and six months ended June 30, 2000 and 2001, the following table reports selected segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Software and Systems:	2000	2001	2000	2001

Software:
Revenue	$856	$971	$2,352	$2,205
Cost of revenue	127	128	339	269

Gross margin	$729	$843	$2,013	$1,936

Gross margin percentage	85.1%	86.8%	85.6%	87.8%
Systems:
Revenue	$734	$639	$1,512	$1,444
Cost of revenue	503	466	1,115	1,013

Gross margin	$231	$173	$397	$431

Gross margin percentage	31.5%	27.2%	26.3%	29.8%
Total Software and Systems:
Revenue	$1,590	$1,610	$3,864	$3,649
Cost of revenue	630	594	1,454	1,282

Gross margin	$960	$1,016	$2,410	$2,367

Gross margin percentage	60.4%	63.1%	62.4%	64.9%
Customer Support and Electronic Services:
Customer Support:
Revenue	$2,991	$3,139	$6,151	$6,457
Cost of revenue	2,036	1,878	4,112	3,828

Gross margin	$955	$1,261	$2,039	$2,629

Gross margin percentage	31.9%	40.2%	33.2%	40.7%
Electronic Services:
Revenue	$856	$1,168	$1,504	$2,233
Cost of revenue	555	760	900	1,441

Gross margin	$301	$408	$604	$792

Gross margin percentage	35.2%	34.9%	40.1%	35.5%
Total Customer Support and Electronic Services:
Revenue	$3,847	$4,307	$7,655	$8,690
Cost of revenue	2,591	2,638	5,012	5,269

Gross margin	$1,256	$1,669	$2,643	$3,421

Gross margin percentage	32.6%	38.8%	34.5%	39.4%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

             This Quarterly Report on Form 10-Q contains forward–looking statements that involve substantial risks and uncertainties. You can identify these statements by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Because these forward–looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward–looking statements for a number of reasons, including those discussed under "Forward–Looking Statements and Risk Factors" and elsewhere in this document.

             You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward–looking" information. You should carefully review the risks declared in the Annual Report on Form 10-K filed on March 30, 2001. You are cautioned not to place undue reliance on the forward–looking, statements, which speak only as of date of Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

Overview

             VantageMed is a national provider of healthcare information systems and services. Our strategy is to continue to expand our national distribution network through the acquisition of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to continue to grow our recurring revenues through the migration of current customers from legacy systems to our Windows–based, Internet–enabled software products, electronic services and additional acquisitions, while at the same time continuing to expand both our market penetration and product offerings.

             Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash.  We made no acquisitions in the year 2000, nor in the six months ended June 30, 2001 due to the change in the financial market and the uncertainty in the healthcare industry.

             We derive revenues from two sources: software and systems; and customer support and electronic services. Software and systems revenues result from the licensing of our proprietary software, as well as third–party software, computer hardware and supplies. The third–party software is primarily desktop operating systems and standard communication/security software. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic insurance claims processing, electronic statement printing and mailing.

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

             Cost of revenues consists primarily of the costs of software and computer hardware products sold to customers and associated shipping costs, third–party costs for supplies and electronic services and salary and benefit costs for employees performing customer support. Selling, general and administrative expenses include the salaries, commissions and benefits of sales staff, executive and administrative personnel costs, advertising and promotional materials costs and travel, communications, facilities, insurance and other administrative expenses. Product development expenses are primarily payroll and related costs to develop new products and enhance existing products.

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Software and Systems:	2000	2001	2000	2001

Revenues	$1,590	$1,610	$3,864	$3,649
Cost of revenues	630	594	1,454	1,282

Gross margin	$960	$1,016	$2,410	$2,367

Gross margin percentage	60.4%	63.1%	62.4%	64.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Customer Support and Electronic Services:	2000	2001	2000	2001

Revenues	$3,847	$4,307	$7,655	$8,690
Cost of revenues	2,591	2,638	5,012	5,269

Gross margin	$1,256	$1,669	$2,643	$3,421

Gross margin percentage	32.6%	38.8%	34.5%	39.4%

             Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and has averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition.   We periodically review whether there has been a permanent impairment of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121.  In 2000, we recorded an impairment charge of $11.9 million for the impairment of these intangibles.  During the second quarter of 2001, we closed the Salt Lake City regional office and recorded an impairment of related intangibles of $162,000.

             Depreciation expenses also include depreciation of property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results.

             We have invested approximately $14.8 million in product development since our inception. These funds have been primarily invested in our Window-based, Internet-enabled products.  The costs have been expensed as incurred.

             As of June 30, 2001, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $11.2 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2022.

             Since July 1997, we have developed a customer base of over 11,000 sites through both acquisitions and internal growth.  We expect our revenues to increase through both internal growth and acquisitions in the future. We believe that migration of current and acquired customers to our Windows–based, Internet–enabled products and the development and marketing of these products to new and existing customers are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues. We recognize revenues from software license fees in accordance with American Institute of Certified Public Accountants Statement of Position 97-2. Software license fees are recognized as revenues upon delivery and acceptance of our software products to our customers, as long as evidence of an arrangement exists, the amounts of fees are fixed and determinable and the collection of the resulting receivable is probable. Computer hardware and supplies revenues are recognized upon product shipment. Revenues from support and maintenance contracts are recognized ratably over the life of the contract. Revenues from other services are recognized as the services are provided.

             Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel.  Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2000 or for the six months ended June 30, 2001.

             As we continue to grow, internally and by acquisitions, we expect our operating expenses as a percentage of sales to decrease.  Additionally, in June of 2000 we implemented a restructuring plan to improve our future operating results.

Results of Operations

             The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended		Six Months ended
	June 30,		June 30,

	2000	2001	2000	2001
Revenues:
Software and systems	29.2%	27.2%	33.5%	29.6%
Customer support and electronic services	70.8	72.8	66.5	70.4

Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	11.6	10.0	12.6	10.4
Customer support and electronic services	47.7	44.6	43.5	42.7
Selling, general and administrative	75.9	47.6	72.7	50.8
Product development	25.7	22.4	25.4	21.2
Depreciation and amortization	28.3	14.3	26.9	14.3
Restructuring and impairment of intangibles	46.3	3.1	21.8	1.5

Total costs and operating expenses	235.5	142.0	202.9	140.9

Loss from operations	(135.5)	(42.0)	(102.9)	(40.9)
Interest income (expense), net	5.2	4.4	(24.6)	4.0

Loss before income taxes	(130.3)	(37.6)	(127.5)	(36.9)
Income taxes	-	-	-	-

Net loss	(130.3)%	(37.6)%	(127.5)%	(36.9)%

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

             Revenues. Total revenues increased 8.8% from $5.4 million for the three months ended June 30, 2000 to $5.9 million for the three months ended June 30, 2001.  The revenue increase resulted from the increase in customer support and electronic service revenues.  Recurring revenues increased 18.6% from $4.4 million for the three months ended June 30, 2000 to $5.2 million in the corresponding period of 2001, while non-recurring revenues decreased 31.9% from $1.0 million for the three months ended June 30, 2000, to $714,000 in the corresponding period of 2001.

                           Software and Systems. The software and systems component of total revenues increased 1.3% from $1.59 million, or 29.2% of total revenues for the three months ended June 30, 2000 to $1.61 million, or 27.2% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 53.8% and 60.3% and computer hardware and supply revenues were 46.2% and 39.7% of total software and systems revenues for the three months ended June 30, 2000 and 2001, respectively.  The decrease in software and systems revenue was primarily due to general market softness in the year 2001 for new systems.

                           Revenues from software licensing increased 13.5% from $856,000 for the three months ended June 30, 2000 to $971,000 for the corresponding period 2001.  Legacy product sales were 67.1% of software licensing revenues for the three months ended June 30, 2000 compared to 60.3% in the corresponding period of 2001. Windows-based product sales were 32.9% of software licensing revenues for the three months ended June 30, 2000 compared to 39.7% in the corresponding period of 2001. Corresponding to the dollar increase in software licensing revenues, the gross margin for software licensing revenues increased 15.7% from $729,000 for the three months ended June 30, 2000 to $843,000 in the corresponding period of  2001.

                           Revenues from computer hardware and supplies decreased 12.9% from $734,000 for the three months ended June 30, 2000 to $639,000 in the corresponding period of 2001.  The gross margin from computer hardware and supplies revenues decreased 25.1% from $231,000 for the three months ended June 30, 2000 to $173,000 in the corresponding period of 2001.

                           Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 12.0% from $3.8 million, or 70.8% of total revenues in the three months ended June 30, 2000, to $4.3 million, or 72.8% of total revenues in the corresponding period of 2001.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 77.7% and 72.9% and electronic services revenues were 22.3% and 27.1% for the three months ended June 30, 2000 and 2001, respectively.

                           Revenues from customer support increased 4.9% from $3.0 million for the three months ended June 30, 2000 to $3.1 million in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 32.1% from $955,000 for the three months ended June 30, 2000 to $1.3 million in the corresponding period of 2001.

                           Revenues from electronic services increased 36.4% from $856,000 for the three months ended June 30, 2000 to $1.2 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 35.5% from $301,000 for the three months ended June 30, 2000 to $408,000 in the corresponding period of 2001.

Cost of Revenues. Total cost of revenues increased 0.3% from $3.22 million for the three months ended June 30, 2000 to $3.23 million in the corresponding period of 2001, and decreased as a percentage of total revenues from 59.2% for the three months ended June 30, 2000 to 54.6% in the corresponding period of 2001.

                           Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 5.7% from $630,000, or 11.6% of total revenues for the three months ended June 30, 2000 to $594,000, or 10.0% of total revenues in the corresponding period of 2001.  Software licensing costs were 20.2% and 21.6%, and computer hardware and supplies costs were 79.8% and 78.4% of total software and systems costs for the three months ended June 30, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

             Costs for software licensing  were $127,000 or 2.3% of total revenues in the three months ended June 30, 2000 compared to $128,000, or 2.2% of total revenues in the corresponding period of 2001.  Gross margin percentage for software licensing increased from 85.1% for the three months ended June 30, 2000, to 86.8% for the corresponding period of 2001.

                           Costs for computer hardware and supplies decreased 7.4% from $503,000, or 9.2% of total revenues in the three months ended June 30, 2000 to $466,000, or 7.9% of total revenues in the corresponding period of 2001. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies decreased from 31.5 % for the three months ended June 30, 2000 to 27.2% in the corresponding period of 2001.

                           Customer Support and Electronic Services. Customer support and electronic services costs increased 1.8% from $2.59 million, or 47.7% of total revenues in the three months ended June 30, 2000 to $2.64 million, or 44.6% of total revenues in the corresponding period of 2001. Customer support costs were 78.6% and 71.2%, and electronic services costs were 21.4% and 28.8% of total customer support and electronic services costs for the three months ended June 30, 2000 and 2001, respectively.  The increase in cost is primarily related to the increase in revenue.

                           Costs for customer support decreased 7.8% from $2.0 million, or 37.5% of total revenues in the three months ended June 30, 2000 to $1.9 million, or 31.7% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 31.9% for the three months ended June 30, 2000 to 40.2% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff due to centralization of support efforts.

                           Costs for electronic services increased 36.9% from $555,000, or 10.2% of total revenues in the three months ended June 30, 2000 to $760,000, or 12.8% of total revenues, in the corresponding period of 2001.  The electronic services gross margin percentage remained relatively constant from 35.2% for the three months ended June 30, 2000 to 34.9% in the corresponding period of 2001.

Selling, General and Administrative. Selling, general and administrative expenses decreased 31.8% from $4.1 million, or 75.9% of total revenues for the three months ended June 30, 2000, to $2.8 million, or 47.6% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000.  As of June 30, 2001, we employed 308 persons compared to approximately 370 as of June 30, 2000.  Additionally, the Company  resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid.  The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

Product Development. Product development expenses decreased 5.1% from $1.4 million, or 25.7% of total revenues for the three months ended June 30, 2000, to $1.3 million, or 22.4% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from  consolidating our technology into one center.

Restructuring, Impairment and Other Charges.  In May  2001 we made the decision to close the Salt Lake City regional office.  This closure resulted in an impairment write-down of $162,000 on certain intangible assets and other charges in connection with this closure totaling $22,000.  In June 2000, we incurred non-recurring charges of $2.5 million associated with a restructuring plan announced during the same quarter.  These charges were primarily associated with older legacy software products being discontinued, a write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our technology into one center.

Depreciation and Amortization. Depreciation and amortization expenses decreased 45.2% from $1.5 million or 28.3% of total revenues, for the three months ended June 30, 2000, to $844,000, or 14.3% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $1.3 million for the three months ended June 30, 2000 and $643,000 in the corresponding period of 2001.  The decrease in depreciation and amortization expense for the three months ended June 30, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000.  This write-down will result in a reduction in depreciation and amortization in  future periods. At June 30, 2001, we had intangible assets totaling $20.9 million with accumulated amortization of $10.5 million. The weighted average life of these intangibles was 7.5 years.

Interest Income (Expense) and Other, Net. Interest income/expense and other was $285,000, or 5.2% of total revenues for the three months ended June 30, 2000, compared to $260,000 or 4.4% of total revenues for the three months ended June 30, 2001.  The 2001 quarter included interest income earned on our investment securities and other miscellaneous income of approximately $207,000 and non-recurring other income of approximately $97,000 primarily representing the reversal of overstated tax liabilities. Excluding the $97,000 of non-recurring other income, interest and other income decreased 42.7% from $361,000 for the three months ended June 30, 2000 to $207,000 for the three months ended June 30, 2001.  This interest decrease is due to two factors.  Average cash investments decreased from $23.8 million for the three months ended June 30, 2000 to $14.7 million for the three months ended June 30, 2001.  In addition, the interest rate earned on these investments decreased from 6.1% for the three months ended June 30, 2000 to 5.6% for the three months ended June 30, 2001. These income items were offset by interest expense on our short and long-term debt of $44,000.

Income Taxes. No tax benefit was recorded for the three months ended June 30, 2000 and 2001. The acquiring companies acquisition–date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post–acquisition net operating losses.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2001

             Revenues. Total revenues increased 7.1% from $11.5 million for the six months ended June 30, 2000 to $12.3 million for the six months ended June 30, 2001.  The revenue increase resulted from the increase in customer support and electronic service revenues.  Recurring revenues increased 14.7% from $9.1 million for the six months ended June 30, 2000 to $10.5 million in the corresponding period of 2001, while non-recurring revenues decreased 22.0% from $2.4 million for the six months ended June 30, 2000, to $1.8 million in the corresponding period of 2001.

                           Software and Systems. The software and systems component of total revenues decreased 5.6% from $3.9 million, or 33.5% of total revenues for the six months ended June 30, 2000 to $3.6 million, or 29.6% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 60.9% and 60.4% and computer hardware and supply revenues were 39.1% and 39.6% of total software and systems revenues for the six months ended June 30, 2000 and 2001, respectively.  The decrease in software and systems revenue was primarily due to general market softness in the year 2001 for new systems.

                           Revenues from software licensing decreased 6.2% from $2.4 million for the six months ended June 30, 2000 to $2.2 million for the corresponding period 2001.  Legacy product sales were 55.0% of software licensing revenues for the six months ended June 30, 2000 compared to 59.8% in the corresponding period of 2001. Windows-based product sales were 45.0% of software licensing revenues for the six months ended June 30, 2000 compared to 40.2% in the corresponding period of 2001. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 3.7% from $2.0 million for the six months ended June 30, 2000 to $1.9 million in the corresponding period of 2001.

                           Revenues from computer hardware and supplies decreased 4.5% from $1.5 million for the six months ended June 30, 2000 to $1.4 million in the corresponding period of 2001. The gross margin from computer hardware and supplies revenues increased 8.6% from $397,000 for the six months ended June 30, 2000 to $431,000 in for the corresponding period of 2001.

                           Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 13.5% from $7.7 million, or 66.5% of total revenues in the six months ended June 30, 2000, to $8.7 million, or 70.4% of total revenues in the corresponding period of 2001.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 80.3% and 74.3% and electronic services revenues were 19.7% and 25.7% for the six months ended June 30, 2000 and 2001, respectively.

                           Revenues from customer support increased 5.0% from $6.2 million for the six months ended June 30, 2000 to $6.5 million in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 28.9% from $2.0 million for the six months ended June 30, 2000 to $2.6 million in the corresponding period of 2001.

                           Revenues from electronic services increased 48.4% from $1.5 million for the six months ended June 30, 2000 to $2.2 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 31.0% from $604,000 for the six months ended June 30, 2000 to $792,000 in the corresponding period of 2001.

Cost of Revenues. Total cost of revenues increased 1.3% from $6.5 million for the six months ended June 30, 2000 to $6.6 million in the corresponding period of 2001, and decreased as a percentage of total revenues from 56.1% for the six months ended June 30, 2000 to 53.1% in the corresponding period of 2001.

                           Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 11.9% from $1.5 million, or 12.6% of total revenues for the six months ended June 30, 2000 to $1.3 million, or 10.4% of total revenues in the corresponding period of 2001.  Software licensing costs were 23.3% and 20.9%, and computer hardware and supplies costs were 76.7% and 79.1% of total software and systems costs for the six months ended June 30, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

                           Costs for software licensing decreased 20.6% from $339,000, or 2.9% of total revenues in the six months ended June 30, 2000 to $269,000, or 2.2% of total revenues in the corresponding period of 2001. The decrease is due to a change in the mix of products and services sold.  Gross margin percentage for software licensing increased from 85.6% for the six months ended June 30, 2000, to 87.8% for the corresponding period of 2001.

                           Costs for computer hardware and supplies decreased 9.1% from $1.1 million, or 9.7% of total revenues in the six months ended June 30, 2000 to $1.0 million, or 8.2% of total revenues in the corresponding period of 2001. Gross margin percentage for computer hardware and supplies increased from 26.3% for the six months ended June 30, 2000 to 29.8% in the corresponding period of 2001.

                           Customer Support and Electronic Services. Customer support and electronic services costs increased 5.1% from $5.0 million, or 43.5% of total revenues in the six months ended June 30, 2000 to $5.3 million, or 42.7% of total revenues in the corresponding period of 2001. Customer support costs were 82.0% and 72.6%, and electronic services costs were 18.0% and 27.4% of total customer support and electronic services costs for the six months ended June 30, 2000 and 2001, respectively.  The increase in cost is primarily related to the increase in revenue.

                           Costs for customer support decreased 6.9% from $4.1 million, or 35.7% of total revenues in the six months ended June 30, 2000 to $3.8 million, or 31.0% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 33.2% for the six months ended June 30, 2000 to 40.7% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff due to centralization of support efforts.

                           Costs for electronic services increased 60.1% from $900,000, or 7.8% of total revenues in the six months ended June 30, 2000 to $1.4 million, or 11.7% of total revenues, in the corresponding period of 2001.  The electronic services gross margin percentage decreased from 40.1% for the six months ended June 30, 2000 to 35.5% in the corresponding period of 2001.  Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

Selling, General and Administrative. Selling, general and administrative expenses decreased 25.1% from $8.4 million, or 72.7% of total revenues for the six months ended June 30, 2000, to $6.3 million, or 50.8% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000.   As of June 30, 2001, we employed 308 persons compared to approximately 370 as of June 30, 2000.  Additionally, the Company resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid.  The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

Product Development. Product development expenses decreased 10.6% from $2.9 million, or 25.4% of total revenues for the six months ended June 30, 2000, to $2.6 million, or 21.2% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived  from consolidating our technology into one center.

Restructuring, Impairment and Other Charges.  In May 2001, we made the decision to close the Salt Lake City regional office.  This closure resulted in an impairment write-down of $162,000 on certain intangible assets and other charges in connection with this closure totaling $22,000.  In June 2000, we incurred non-recurring charges of $2.5 million associated with a restructuring plan announced during the same quarter.  These charges were primarily associated with older legacy software products being discontinued, a write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our technology into one center.

Depreciation and Amortization. Depreciation and amortization expenses decreased 43.1% from $3.1 million or 26.9% of total revenues, for the six months ended June 30, 2000, to $1.8 million, or 14.3% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $2.5 million for the six months ended June 30, 2000 and $1.4 million  in the corresponding period of 2001.  The decrease in depreciation and amortization expense for the six months ended June 30, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000.  This write-down will result in a reduction in depreciation and amortization in future periods.

Interest Income (Expense) and Other, Net.  Interest expense was $2.8 million, or 24.6% of total revenues for the six months ended June 30, 2000, compared to interest income of $493,000 or 4.0% of total revenues for the six months ended June 30, 2001.  The six months ended June 30, 2000 included a non-cash interest charge for the beneficial conversion feature of a promissory note  totaling $3.0 million.  The six months ended June 30, 2001 included interest income earned on our investment securities and other miscellaneous income of approximately $481,000 and non-recurring other income of approximately $97,000 primarily representing the reversal of overstated tax liabilities.  Excluding the $97,000 of non-recurring other income, interest and other income decreased 22.8% from $623,000 for the six months ended June 30, 2000 to $481,000 for the six months ended June 30, 2001.  The interest decrease is due to the decrease in average cash investments of $25.4 million for the six months ended June 30, 2000 to $15.6 million for the six months ended June 30, 2001, offset by a higher investment yield which increased from 5.0% for the six months ended June 30, 2000 to 6.2% for the six months ended June 30, 2001 and interest expense on our short and long-term debt of $85,000.

Income Taxes. No tax benefit was recorded for the six months ended June 30, 2000 and 2001. The acquiring companies acquisition–date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post–acquisition net operating losses.

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

             Net cash used for operating activities was $3.2 million and $5.9 million for six months ended June 30, 2001 and 2000, respectively.  Net cash used in operating activities for the six months ended June 30, 2001 related to the net loss for the period, offset primarily by depreciation and amortization expense.  Net cash used in operating activities for the six months ended June 30, 2000 related to the net loss for the period, offset primarily by the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note, depreciation and amortization expense, impairment of certain intangibles and the loss on disposal of property and equipment through restructuring.

             Net cash provided by investing activities was $3.2 million for the six months ended June 30, 2001 and consisted primarily of the maturity of short-term investments. Net cash used for investing activities for the six months ended June 30, 2000 was $4.4 million and consisted primarily of purchase of short-term and long-term investments, property and equipment used in our regional offices and the purchase of an intangible asset used for internal corporate purposes.

             Net cash used for financing activities was $262,000 for the six months ended June 30, 2001 and consists of payments on long-term debt and the repurchase of the company’s common stock.  Net cash provided by financing activities for the six months ended June 30, 2000 was $27.7 million and consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.5 million in payments of long-term debt.

             In addition, at June 30, 2001, we had $529,000 in capital leases primarily for computers and office equipment. In addition, we had $1.0 million in debt issued in connection with acquisitions that was outstanding at June 30, 2001.  Interest rates on the promissory notes range from  3.90% to 10.75%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005, 2006 and thereafter are $1.6 million, $1.2 million, $948,000, $700,000, $215,000 and $99,000, respectively.

             Prior to the IPO, we operated with negative working capital and with negative cash flow. Since the IPO, we have eliminated our negative working capital position.  However, the negative cash flow from operations has continued, and is expected to continue, until we expand our cross selling of new products, add-on services to our existing customer base and improve future operating efficiencies. In addition, we implemented a restructuring plan in June 2000 to improve our future operating results.

             We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least June 2002.

Recent Accounting Pronouncements

             See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

Forward–Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors –

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

             We are subject to various risk factors, many of which are outside of our control, that could cause our actual results to differ from those expressed in forward–looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating o expected future operating results and future financial conditions or statements expressing general optimism about future operating results, are forward–looking statements. The following are the important factors which may cause actual results to differ from those expressed in such forward–looking statements.

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History, A History Of Losses, Expect Our Expenditures To Increase And Our Losses To Continue, And May Never Achieve Profitability

             We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow.  Since 1997, we have incurred aggregate net losses of $50.5 million, of which $13.1 million was amortization and depreciation, $12.1 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

If We Fail To Generate Recurring Revenues and Sustain Margins From Our Customers, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

             Our financial success depends upon our ability to increase revenues and sustain margins on our products and services. To this end, we focus our marketing efforts on upgrading existing systems, providing new software that enables our customers to migrate from legacy to Windows–based products and to increase the use of electronic services. If existing customers fail to upgrade or migrate to our newer systems, we may not be able to increase our revenues , achieve positive cash flow or obtain profitability in the near term or at all.

If We Fail To Internet–Enable Our Products In A Timely Fashion We May Lose Our Market Opportunity And May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

             Not all of our Windows–based products are Internet–enabled and those that are have not been tested in the market for any substantial length of time. If we fail to Internet–enable our products in a timely manner we may lose market share opportunities to competitors and may be unable to increase our revenues or to obtain profitability in the near term or at all.

Our Restructuring Program May Not Be Successful

             During the second quarter of 2000, we developed and implemented a restructuring program designed to cut Company costs and overhead.  The restructuring program has included, among other things, the consolidation of offices, the centralization of our technology centers, staff reductions, and the phasing out of older products and product lines.  There can be no assurances that our restructuring program will result in cost reductions, and the phasing out of products may result in decreased revenues if customers currently using those products do not convert to our new product offerings.  We may need to close additional offices, implement further staff reductions and discontinue certain products.

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

             The performance of our Internet–enabled products depends upon the efficient operation and timely installation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third–party software incorporated into our software. The Internet and related equipment has experienced periodic operational problems, delays or outages. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could lead to customer dissatisfaction, delays in market acceptance of our products, injury to our business reputation and a loss of revenue.

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

             Potential customers may choose not to utilize our Internet–enabled software products because of concerns related to the transfer and management of medical information over the Internet, including: security of the patient medical records being transferred through the Internet; errors in the transmission of sensitive medical data over the Internet; legal liability for data security failures or transmission errors; and regulatory burdens imposed on healthcare participants who use the Internet to transfer confidential patient medical information.

             If these concerns prevent potential customers from buying our products and prevent existing customers from upgrading to our Internet–enabled products, our revenues may not increase and we may be unable to achieve or sustain profitability.

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

             If concerns about such factors prevent potential customers from buying our products and/or prevent existing customers from upgrading to our Internet–enabled products, our Internet–enabled products may not gain market acceptance, our sales revenues may not increase and we may be unable to achieve or sustain profitability.

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

             We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the six months ended June 30, 2001.  We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

Problems Integrating Acquired Companies Could Result In Substantial Costs, Divert The Attention Of Our Management Team, Cause Us To Lose Valuable Customers And Dilute The Value Of Our Acquisitions

             When we acquire new businesses we must cross–train existing and acquired sales personnel; standardize accounting, operational and financial functions of acquired businesses; retain key acquired personnel; and incorporate acquired technology into our existing products.

             Problems or delays in the integration process may result in substantial costs and the diversion of management's attention from our existing business. In addition, integration delays could cause us to lose key customers and employees from the acquired company thereby diluting the value of the acquired company.  We may not be able to improve the profitability of an acquired company and therefore may have to close additional offices, and/or sell the assets and incur losses.

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

             Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as WebMD Corporation (formally Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and PracticeWorks, Inc., Medic Computer Systems, Inc., IDX Systems Corporation, McKessonHBOC, Quality Systems Inc., Medscape Inc., Dentrix Dental Systems, Inc., and NDCHealth (National Data Corporation). Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

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

Future State Or Federal Legislation May Impose Restrictions On The Ability To Transmit Patient Data Over The Internet Without Specific Patient Consent And Could Diminish The Value Of Our Internet–Enabled Software Products And Services And Lower Our Revenues And Profits

             The confidentiality of patient records is the subject of substantial regulation by state and federal governments. Such regulations may impose restrictions on the ability of third–party processors, like us, to transmit certain patient data without specific patient consent.  Such restrictions may cause the value of our Internet–enabled products and services to be diminished, causing our revenues to decrease.

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

Regulations That Restrict The Ability To Dispense Or Refill Controlled Substances Through An Electronically Transmitted Prescription Could Limit The Functionality Of Our Internet–Enabled Software Products And Could Diminish The Revenue Generated From These Products

             The Federal Drug Enforcement Agency has promulgated regulations that may prohibit a pharmacy from dispensing and refilling controlled substances through an electronically transmitted prescription. These regulations may limit the scope of the prescription ordering and refill functions in our current and future Internet–enabled software products and may diminish the revenues we obtain from the sale of these products.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

             Interest Rate Risk.

             The primary objective of the Company’s investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies.  All investments have been classified as available-for-sale and, accordingly, are stated at fair value.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders’ equity until realized.   As of June 30, 2001, the Company had approximately $12.4 million in total available-for-sale investment securities.

             Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates.  The Company’s investment portfolio is exposed to market risk and will decline in value if interest rates increase.  However, due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company’s near-term financial condition or results of operations. Historically, and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities.

PART II – OTHER INFORMATION

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

             The Company’s motion to dismiss the Second Consolidated Amended Complaint for failure to state a claim upon which relief can be granted is scheduled for hearing in  September 2001.

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

Application of Net Proceeds

             Since the completion of the IPO in February of 2000, we used approximately $2.5 million of such net proceeds for product development, approximately $839,000 on sales and marketing, and $11.5 million for working capital and other general corporate purposes.  The following table set forth the intended use of our residual net proceeds.  Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities.  A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Approximate Amount

(In thousands)

For potential acquisitions	$4,000
For increased product development activities	516
For increased sales and marketing activities	2,161
For working capital and other general corporate purposes	5,762

$12,439

Item 4.  Submission of Matters to a Vote of Security Holders

             On May 23, 2001, the annual meeting of the stockholders of VantageMed Corporation was held for the purpose of electing James L. Seiler and John R. Stevens as directors and to ratify and approve the selection of Arthur Andersen LLP as VantageMed’s independent public auditors for the fiscal year ending December 31, 2001.  Holders of 5,452,508 shares were represented at the meeting.  Holders of a majority of the shares voted in favor of each of the proposals as follows:

Name	For	Against	Abstain

Elect James L. Seiler	5,323,201	129,307	---
Elect John R. Stevens	5,323,201	129,307	---
Ratify Arthur Andersen LLP as independent public auditors	5,258,448	112,842	81,218

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

There are none.

(b)        Reports on Form 8-K

On May 15, 2001, the Company filed a report on Form 8-K noting a press release dated May 14, 2001, announcing a program for VantageMed Corporation to repurchase its common stock.

SIGNATURES

             Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGEMED CORPERATION
By:	/s/ Paul W. Souza

Paul W. Souza
Chief Financial Officer

Date: August 14, 2001