Form 10-Q
period 2001-09-30
VANTAGEMED CORP
filed 2001-11-14
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

Commission File Number 000-29367

VantageMed Corporation

(Exact name of Registrant as specified in its charter)

Delaware	68–0383530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3017 Kilgore Road, Suite 195, Rancho Cordova, California	95670
(Address of Registrant's principal executive offices)	(zip code)

(916) 638-4744
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 9, 2001
Common stock	8,535,831

VantageMed Corporation

Index and Cross Reference

Item Number
PART I – FINANCIAL INFORMATION
Item. 1	Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited)
Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2000 and September 30, 2001
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and September 30, 2001
Notes to Consolidated Financial Statements
Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
Item. 3	Quantitative and Qualitative Disclosures About Market Risk

PART II – OTHER INFORMATION
Item. 1	Legal Proceedings
Item. 2	Changes in Securities and Use of Proceeds
Item. 6	Exhibits and Reports on Form 8–K

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.    Financial Statements

VANTAGEMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	September 30,
	2000	2001
ASSETS		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,788	$3,127
Short-term investments	12,507	6,217
Accounts receivable, net of allowance of $240 and $175, respectively	2,130	2,725
Current portion of notes receivable	76	199
Inventories	455	413
Prepaid expenses and other	281	454
Total current assets	19,237	13,135
LONG-TERM INVESTMENTS	1,001	2,340
NOTES RECEIVABLE, net of current portion	301	317
PROPERTY AND EQUIPMENT, net	1,736	1,424
INTANGIBLES, net of accumulated amortization of $9,341 and $10,821, respectively	11,914	9,802
Total assets	$34,189	$27,018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long–term debt	$525	$539
Accounts payable	1,274	1,146
Accrued liabilities	1,666	1,264
Customer deposits and deferred revenue	2,771	2,455
Total current liabilities	6,236	5,404
LONG–TERM DEBT, net of current portion	1,155	1,027
Total liabilities	7,391	6,431
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,625,971 and 8,542,529 shares issued and outstanding, respectively	9	9
Additional paid–in capital	72,654	72,559
Unrealized gain (loss) on available-for-sale securities	(3)	69
Deferred compensation	(32)	-
Accumulated deficit	(45,830)	(52,050)
Total stockholders' equity	26,798	20,587
Total liabilities and stockholders' equity	$34,189	$27,018

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2000	2001	2000	2001
REVENUES:
Software and systems	$1,682	$1,822	$5,546	$5,471
Customer support and electronic services	4,322	4,241	11,977	12,931
Total revenues	6,004	6,063	17,523	18,402
OPERATING COSTS AND EXPENSES:
Software and systems	617	594	2,071	1,876
Customer support and electronic services	2,578	2,503	7,590	7,772
Selling, general and administrative	3,623	2,624	12,000	8,895
Product development	1,413	1,262	4,338	3,877
Depreciation and amortization	1,301	811	4,400	2,576
Restructuring, impairment and other charges	-	-	2,516	183
Total operating costs and expenses	9,532	7,794	32,915	25,179
LOSS FROM OPERATIONS	(3,528)	(1,731)	(15,392)	(6,777)
INTEREST INCOME (EXPENSE) AND OTHER:
Interest and other income	337	110	960	687
Interest and other expense	(70)	(45)	(3,528)	(130)
Total interest income (expense) and other, net	267	65	(2,568)	557
Net loss	$(3,261)	$(1,666)	$(17,960)	$(6,220)
Basic and diluted net loss per share	$(0.38)	$(0.19)	$(2.27)	$(0.72)
Weighted–average shares–basic and diluted	8,614,578	8,592,623	7,905,479	8,615,156

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,960)	$(6,220)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	4,400	2,576
Impairment of intangibles	1,513	162
Loss on disposal of assets	750	30
Bad debt expense	146	15
Beneficial interest conversion	3,000	-
Amortization of deferred compensation	34	32
Changes in assets and liabilities
Accounts receivable	70	(610)
Inventories	58	42
Prepaid expenses and other	1,733	(173)
Accounts payable and accrued liabilities	(1,635)	(530)
Customer deposits and deferred revenue	(82)	(316)
Net cash used for operating activities	(7,973)	(4,992)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(404)	(100)
Purchase of intangible asset	(147)	-
(Purchase) sale of investments, net	(17,182)	5,023
Proceeds from sale of property and equipment	18	5
Issuance of notes receivable, net	-	(139)
Net cash provided by (used for) investing activities	(17,715)	4,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	31,039	1
Repurchase of common stock	-	(96)
Proceeds from issuance of long–term debt	1,200	-
Payments on long–term debt	(4,725)	(363)
Net cash provided by (used for) financing activities	27,514	(458)
Net change in cash and cash equivalents	1,826	(661)
CASH AND CASH EQUIVALENTS, beginning of period	250	3,788
CASH AND CASH EQUIVALENTS, end of period	$2,076	$3,127

See Note 5 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND RISKS:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by VantageMed Corporation (“the Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001.

Organization

The Company was incorporated in California on June 11, 1995. On April 9, 1997, the Company was reincorporated in Delaware. In February 2000, the Company completed its initial public offering (IPO) of 3,000,000 shares of its common stock, the gross proceeds of which aggregated approximately $36 million. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Los Angeles and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians, physician organizations and other healthcare providers in the operation of their practices and organizations. The Company has built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

The practice management software products offered by the Company provide physicians and other healthcare professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to approximately one hundred users. The Company also provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices.

Risks and Uncertainties

The Company has suffered recurring losses from operations since its inception. The Company operates with a negative operating cash flow primarily due to administrative and product development infrastructure.  The Company may never be able to achieve positive operating cash flow or profitability.

The Company is also subject to a number of additional risks, including, but not limited to, risks associated with acquisitions (successful integration and operation of new products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.

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

Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding.  Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share for the period ended September 30, 2000 and 2001, because their effect is antidilutive for all periods, thereby decreasing net loss per common share.  Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.  In addition, there were 904,260 and 1,316,000 outstanding options and warrants as of September 30, 2000 and 2001, respectively.

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

3.   DEFERRED COMPENSATION:

As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $11,700, $9,000, $35,100, and $32,000, for the three months and nine months ended September 30, 2000 and 2001, respectively.  As of September 30, 2001, the total amount of $111,000 has been fully amortized.

4.   STOCK REPURCHASE PROGRAM:

On May 14, 2001, the Company announced a stock repurchase program.  Under this program, the Company can repurchase from time to time at management’s discretion, up to 250,000 shares of the Company’s common stock in the open market or in private transactions.  At September 30, 2001, the Company had repurchased 95,254 shares at an average price of $1.01 per share.

5.   SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for interest amounted to approximately $382,000 and $127,000 for the nine months ended September 30, 2000 and 2001, respectively.  The Company made no cash payments for income taxes for the nine months ended September 30, 2000 and 2001.

During the nine months ended September 30, 2000, the Company converted two promissory notes with principal and interest totaling $3,252,000 into 527,810 shares of common stock, converted both Series A-1 and Series B preferred stock into common stock and financed $193,000 in the purchase of property and equipment under capital leases.  The beneficial conversion feature of one of the notes was $3 million and was recognized as interest expense on the date of conversion.

During the nine months ended September 30, 2001, the Company financed $249,000 for the purchase of property and equipment under capital leases.

6.   LEGAL PROCEEDINGS:

Refer to Part II, Item. 1 for a description of legal proceedings.

7.   SEGMENT REPORTING:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company for the fiscal year ended December 31, 1998. This statement establishes standards for reporting selected segment services, geographic areas and major customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling, general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

For the three months ended and nine months ended September 30, 2000 and 2001, the following table reports selected segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Software and Systems:	2000	2001	2000	2001
Software:
Revenue	$944	$1,181	$3,295	$3,386
Cost of revenue	98	158	437	427
Gross	$846	$1,023	$2,858	$2,959
Gross margin percentage	89.7%	86.6%	86.7%	87.4%
Systems:
Revenue	$738	$641	$2,251	$2,085
Cost of revenue	519	436	1,634	1,449
Gross margin	$219	$205	$617	$636
Gross margin percentage	29.7%	32.0%	27.4%	30.5%
Total Software and Systems:
Revenue	$1,682	$1,822	$5,546	$5,471
Cost of revenue	617	594	2,071	1,876
Gross margin	$1,065	$1,228	$3,475	$3,595
Gross margin percentage	63.3%	67.4%	62.7%	65.7%
Customer Support and Electronic Services:
Customer Support:
Revenue	$3,308	$3,071	$9,459	$9,528
Cost of revenue	1,952	1,746	6,063	5,574
Gross margin	$1,356	$1,325	$3,396	$3,954
Gross margin percentage	41.0%	43.1%	35.9%	41.5%
Electronic Services:
Revenue	$1,014	$1,170	$2,518	$3,403
Cost of revenue	626	756	1,526	2,198
Gross margin	$388	$414	$992	$1,205
Gross margin percentage	38.3%	35.3%	39.4%	35.4%
Total Customer Support and Electronic Services:
Revenue	$4,322	$4,241	$11,977	$12,931
Cost of revenue	2,578	2,503	7,590	7,772
Gross margin	$1,744	$1,738	$4,387	$5,159
Gross margin percentage	40.4%	41.0%	36.6%	39.9%

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

Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash.  We made no acquisitions in the year 2000, nor in the nine months ended September 30, 2001 due to the change in the financial market and the uncertainty in the healthcare industry.

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

Business Segment Gross Margin Data

(In thousands, except percentage data)

	Three Months Ended ,		Nine Months Ended
	September 30		September 30,
Software and Systems:	2000	2001	2000	2001
Revenues	$1,682	$1,822	$5,546	$5,471
Cost of revenues	617	594	2,071	1,876
Gross margin	$1,065	$1,228	$3,475	$3,595
Gross margin percentage	63.3%	67.4%	62.7%	65.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer Support and Electronic Services:	2000	2001	2000	2001
Revenues	$4,322	$4,241	$11,977	$12,931
Cost of revenues	2,578	2,503	7,590	7,772
Gross margin	$1,744	$1,738	$4,387	$5,159
Gross margin percentage	40.4%	41.0%	36.6%	39.9%

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

Depreciation expense also includes depreciation of property and equipment over their useful lives, which range from three to seven years. Depreciation expense is not material to our operating results.

We have invested approximately $16.1 million in product development since our inception. These funds have been primarily invested in our Window-based, Internet-enabled products.  The costs have been expensed as incurred.

As of September 30, 2001, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $12.3 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2021.

Since July 1997, we have developed a customer base of over 11,000 sites through both acquisitions and internal growth.  We expect our revenues to increase through both internal growth and acquisitions in the future. We believe that migration of current and acquired customers to our Windows–based, Internet–enabled products and the development and marketing of these products to new and existing customers are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues. We recognize revenues from software license fees in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition.” Software license fees are recognized as revenues upon delivery and acceptance of our software products to our customers, as long as evidence of an arrangement exists, the amounts of fees are fixed and determinable and the collection of the resulting receivable is probable. Computer hardware and supplies revenues are recognized upon product shipment. Revenues from support and maintenance contracts are recognized ratably over the life of the contract. Revenues from other services are recognized as the services are provided.

Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel.  Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2000 or for the nine months ended September 30, 2001.

As we continue to grow, internally and by acquisitions, we expect our operating expenses as a percentage of sales to decrease.  Additionally, in June of 2000 we implemented a restructuring plan to improve our future operating results.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2000	2001	2000	2001
Software and systems	28.0%	30.1%	31.7%	29.7%
Customer support and electronic services	72.0	69.9	68.3	70.3
Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	10.3	9.8	11.8	10.2
Customer support and electronic services	42.9	41.3	43.3	42.2
Selling, general and administrative	60.3	43.3	68.5	48.3
Product development	23.5	20.8	24.8	21.1
Depreciation and amortization	21.7	13.4	25.1	14.0
Restructuring and impairment of intangibles	-	-	14.4	1.0
Total costs and operating expenses	158.7	128.5	187.9	136.8
Loss from operations	(58.7)	(28.6)	(87.9)	(36.8)
Interest income (expense), net	4.4	1.1	(14.6)	3.0
Loss before income taxes	(54.3)	(27.6)	(102.5)	(33.8)
Income taxes	-	-	-	-
Net loss	(54.3)%	(27.5)%	(102.5)%	(33.8)%

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

Revenues. Total revenues increased 1.0% from $6.0 million for the three months ended September 30, 2000 to $6.06 million for the three months ended September 30, 2001.  Recurring revenues increased 1.2% from $4.89 million for the three months ended September 30, 2000 to $4.95 million in the corresponding period of 2001, while non-recurring revenues remained the same at $1.1 million for the three months ended September 30, 2000, and the corresponding period of 2001.

Software and Systems. The software and systems component of total revenues increased 8.3% from $1.7 million, or 28.0% of total revenues for the three months ended September 30, 2000 to $1.8 million, or 30.1% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 56.1% and 64.8% and computer hardware and supply revenues were 43.9% and 35.2% of total software and systems revenues for the three months ended September 30, 2000 and 2001, respectively.

Revenues from software licensing increased 25.1% from $944,000 for the three months ended September 30, 2000 to $1.2 million for the corresponding period 2001.  Legacy product sales were 58.2% of software licensing revenues for the three months ended September 30, 2000 compared to 38.7% in the corresponding period of 2001. Windows-based product sales were 41.8% of software licensing revenues for the three months ended September 30, 2000 compared to 61.3% in the corresponding period of 2001. Corresponding to the dollar increase in software licensing revenues, the gross margins for software licensing revenues increased 20.9% from $846,000 for the three months ended September 30, 2000 to $1.0 million in the corresponding period of 2001.

Revenues from computer hardware and supplies decreased 13.2% from $738,000 for the three months ended September 30, 2000 to $641,000 in the corresponding period of 2001.  Corresponding to the dollar decrease, the gross margin from computer hardware and supplies revenues decreased 6.5% from $219,000 for the three months ended September 30, 2000 to $205,000 in the corresponding period of 2001.

Customer Support and Electronic Services. The customer support and electronic services component of total revenues decreased 1.9% from $4.3 million, or 72.0% of total revenues in the three months ended September 30, 2000, to $4.2 million, or 69.9% of total revenues in the corresponding period of 2001.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 76.5% and 72.4% and electronic services revenues were 23.5% and 27.6% for the three months ended September 30, 2000 and 2001, respectively.

Revenues from customer support decreased 7.2% from $3.3 million for the three months ended September 30, 2000 to $3.1 million in the corresponding period of 2001.  Corresponding to the dollar decrease, the gross margin for customer support revenues decreased 2.3% from $1.4 million for the three months ended September 30, 2000 to $1.3 million in the corresponding period of 2001.

Revenues from electronic services increased 15.3% from $1.0 million for the three months ended September 30, 2000 to $1.2 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 6.5% from $388,000 for the three months ended September 30, 2000 to $413,000 in the corresponding period of 2001.

Cost of Revenues. Total cost of revenues decreased 3.1% from $3.2 million for the three months ended September 30, 2000 to $3.1 million in the corresponding period of 2001, and decreased as a percentage of total revenues from 53.2% for the three months ended September 30, 2000 to 51.1% in the corresponding period of 2001.

Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 3.7% from $617,000, or 10.3% of total revenues for the three months ended September 30, 2000 to $594,000, or 9.8% of total revenues in the corresponding period of 2001.  Software licensing costs were 15.9% and 26.6%, and computer hardware and supplies costs were 84.1% and 73.4% of total software and systems costs for the three months ended September 30, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

Costs for software licensing  were $98,000 or 1.6% of total revenues in the three months ended September 30, 2000 compared to $158,000, or 2.6% of total revenues in the corresponding period of 2001.  Gross margin percentage for software licensing decreased from 89.7% for the three months ended September 30, 2000, to 86.6% for the corresponding period of 2001.

Costs for computer hardware and supplies decreased 16.0% from $519,000, or 8.7% of total revenues in the three months ended September 30, 2000 to $436,000, or 7.2% of total revenues in the corresponding period of 2001. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 29.7% for the three months ended September 30, 2000 to 32.0% in the corresponding period of 2001.

Customer Support and Electronic Services. Customer support and electronic services costs decreased 2.9% from $2.58 million, or 42.9% of total revenues in the three months ended September 30, 2000 to $2.50 million, or 41.3% of total revenues in the corresponding period of 2001. Customer support costs were 75.7% and 69.8%, and electronic service costs were 24.3% and 30.2% of total customer support and electronic services costs for the three months ended September 30, 2000 and 2001, respectively.

Costs for customer support decreased 10.5% from $2.0 million, or 32.5% of total revenues in the three months ended September 30, 2000 to $1.7 million, or 28.8% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 41.0% for the three months ended September 30, 2000 to 43.1% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff.

Costs for electronic services increased 20.8% from $626,000, or 10.4% of total revenues in the three months ended September 30, 2000 to $756,000, or 12.5% of total revenues, in the corresponding period of 2001.  The electronic services gross margin percentage decreased from 38.3% for the three months ended September 30, 2000 to 35.3% in the corresponding period of 2001.  The increase in cost is due to the increase in revenue.  The decrease in gross margin percentage is due to the product mix.

Selling, General and Administrative. Selling, general and administrative expenses decreased 27.6% from $3.6 million, or 60.3% of total revenues for the three months ended September 30, 2000, to $2.6 million, or 43.3% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000.  As of September 30, 2001, we employed 285 persons compared to approximately 349 as of September 30, 2000.  Additionally, the Company sold its dental business during the quarter for a gain on sale of $391,000.

Product Development. Product development expenses decreased 10.7% from $1.4 million, or 23.5% of total revenues for the three months ended September 30, 2000, to $1.3 million, or 20.8% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from consolidating our Windows-based products technology groups into one center.

Depreciation and Amortization. Depreciation and amortization expenses decreased 37.6% from $1.3 million or 21.7% of total revenues, for the three months ended September 30, 2000, to $811,000, or 13.4% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $1.1 million for the three months ended September 30, 2000 and $588,000 in the corresponding period of 2001.  The decrease in depreciation and amortization expense for the three months ended September 30, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000.  This write-down will result in a reduction in depreciation and amortization in  future periods. At September 30, 2001, we had intangible assets totaling $20.6 million with accumulated amortization of $10.8 million. The weighted average life of these intangibles was 7.6 years.

Interest Income (Expense) and Other, Net. Interest income/expense and other was $267,000, or 4.4% of total revenues for the three months ended September 30, 2000, compared to $65,000 or 1.1% of total revenues for the three months ended September 30, 2001.  The 2000 quarter included interest income earned on our investment securities and other miscellaneous income of approximately $337,000, compared to $110,000 for the same quarter in 2001  This interest decrease is due to two factors.  Average cash investments decreased from $19.4 million for the three months ended September 30, 2000 to $11.1 million for the three months ended September 30, 2001.  In addition, the interest rate earned on these investments decreased from 6.7% for the three months ended September 30, 2000 to 4.2% for the three months ended September 30, 2001. These income items were offset by interest expense on our short and long-term debt of $61,000 and $45,000 for the three months ended September 30, 2000 and 2001, respectively.

Income Taxes. No tax benefit was recorded for the three months ended September 30, 2000 and 2001. The acquiring companies acquisition–date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post–acquisition net operating losses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

Revenues. Total revenues increased 5.0% from $17.5 million for the nine months ended September 30, 2000 to $18.4 million for the nine months ended September 30, 2001.  The revenue increase resulted from the increase in customer support and electronic service revenues.  Recurring revenues increased 10.0% from $14.0 million for the nine months ended September 30, 2000 to $15.4 million in the corresponding period of 2001, while non-recurring revenues decreased 15.0% from $3.5 million for the nine months ended September 30, 2000, to $3.0 million in the corresponding period of 2001.

Software and Systems. The software and systems component of total revenues decreased 1.4% from $5.55 million, or 31.7% of total revenues for the nine months ended September 30, 2000 to $5.47 million, or 29.7% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 59.4% and 61.9% and computer hardware and supply revenues were 40.6% and 38.1% of total software and systems revenues for the nine months ended September 30, 2000 and 2001, respectively.  The decrease in software and systems revenue was primarily due to general market softness in the year 2001 for new systems.

Revenues from software licensing increased 2.8% from $3.30 million for the nine months ended September 30, 2000 to $3.39 million for the corresponding period 2001.  Legacy product sales were 55.9% of software licensing revenues for the nine months ended September 30, 2000 compared to 52.4% in the corresponding period of 2001. Windows-based product sales were 44.1% of software licensing revenues for the nine months ended September 30, 2000 compared to 47.6% in the corresponding period of 2001. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues increased 3.6% from $2.85 million for the nine months ended September 30, 2000 to $2.96 million in the corresponding period of 2001.

Revenues from computer hardware and supplies decreased 7.4% from $2.3 million for the nine months ended September 30, 2000 to $2.1 million in the corresponding period of 2001. The gross margin from computer hardware and supplies revenues increased 2.9% from $617,000 for the nine months ended September 30, 2000 to $635,000 in for the corresponding period of 2001.

Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 8.0% from $12.0 million, or 68.3% of total revenues in the nine months ended September 30, 2000, to $12.9 million, or 70.3% of total revenues in the corresponding period of 2001.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 79.0% and 73.7% and electronic services revenues were 21.0% and 26.3% for the nine months ended September 30, 2000 and 2001, respectively.

Revenues from customer support increased 0.7% from $9.46 million for the nine months ended September 30, 2000 to $9.53 million in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 16.4% from $3.40 million for the nine months ended September 30, 2000 to $3.95 million in the corresponding period of 2001.

Revenues from electronic services increased 35.1% from $2.5 million for the nine months ended September 30, 2000 to $3.4 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 21.4% from $992,000 for the nine months ended September 30, 2000 to $1.2 million in the corresponding period of 2001.

Cost of Revenues. Total cost of revenues remained the same, $9.66 million for the nine months ended September 30, 2000 compared to $9.65 million in the corresponding period of 2001, but decreased as a percentage of total revenues from 55.1% for the nine months ended September 30, 2000 to 52.4% in the corresponding period of 2001.

Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 9.4% from $2.1 million, or 11.8% of total revenues for the nine months ended September 30, 2000 to $1.9 million, or 10.2% of total revenues in the corresponding period of 2001.  Software licensing costs were 21.1% and 22.7%, and computer hardware and supplies costs were 78.9% and 77.3% of total software and systems costs for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

Costs for software licensing decreased 2.4% from $437,000, or 2.5% of total revenues in the nine months ended September 30, 2000 to $426,000, or 2.3% of total revenues in the corresponding period of 2001. The decrease is due to a decrease in software licensing revenue.  Gross margin percentage for software licensing increased from 86.7% for the nine months ended September 30, 2000, to 87.4% for the corresponding period of 2001.

Costs for computer hardware and supplies decreased 11.3% from $1.6 million, or 9.3% of total revenues in the nine months ended September 30, 2000 to $1.5 million, or 7.9% of total revenues in the corresponding period of 2001. Gross margin percentage for computer hardware and supplies increased from 27.4% for the nine months ended September 30, 2000 to 30.5% in the corresponding period of 2001.  The increase in gross margin percentage is due to product mix.

Customer Support and Electronic Services. Customer support and electronic services costs increased 2.4% from $7.6 million, or 43.3% of total revenues in the nine months ended September 30, 2000 to $7.8 million, or 42.2% of total revenues in the corresponding period of 2001. Customer support costs were 79.9% and 71.7%, and electronic services costs were 20.1% and 28.3% of total customer support and electronic services costs for the nine months ended September 30, 2000 and 2001, respectively.  The increase in cost is primarily related to the increase in electronic services revenue.

Costs for customer support decreased 8.1% from $6.1 million, or 34.6% of total revenues in the nine months ended September 30, 2000 to $5.6 million, or 30.3% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 35.9% for the nine months ended September 30, 2000 to 41.5% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff.

Costs for electronic services increased 44.0% from $1.5 million, or 8.7% of total revenues in the nine months ended September 30, 2000 to $2.2 million, or 11.9% of total revenues, in the corresponding period of 2001.  The electronic services gross margin percentage decreased from 39.4% for the nine months ended September 30, 2000 to 35.4% in the corresponding period of 2001.  Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

Selling, General and Administrative. Selling, general and administrative expenses decreased 25.9% from $12.0 million, or 68.5% of total revenues for the nine months ended September 30, 2000, to $8.9 million, or 48.3% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000.   As of September 30, 2001, we employed 285 persons compared to approximately 349 as of September 30, 2000.  Additionally, the nine months ended September 30, 2001 had two material non-recurring items.  In the second quarter of 2001, the Company resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid.  The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.  In the third quarter of 2001, the Company sold its dental business for a gain of $391,000.

Product Development. Product development expenses decreased 10.6% from $4.3 million, or 24.8% of total revenues for the nine months ended September 30, 2000, to $3.9 million, or 21.1% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from consolidating our Windows-based products technology groups into one center.

Restructuring, Impairment and Other Charges.  In May 2001, we made the decision to close the Salt Lake City regional office.  This closure resulted in an impairment write-down of $162,000 on certain intangible assets and other charges in connection with this closure totaling $22,000.  In June 2000, we incurred non-recurring charges of $2.5 million associated with a restructuring plan announced during the same quarter.  These charges were primarily associated with older legacy software products being discontinued, a write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our Windows-based products technology groups into one center.

Depreciation and Amortization. Depreciation and amortization expenses decreased 41.5% from $4.4 million or 25.1% of total revenues, for the nine months ended September 30, 2000, to $2.6 million, or 14.0% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $3.7 million for the nine months ended September 30, 2000 and $1.9 million  in the corresponding period of 2001.  The decrease in depreciation and amortization expense for the nine months ended September 30, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000.  This write-down will result in a reduction in depreciation and amortization in future periods.

Interest Income (Expense) and Other, Net.  Interest expense was $2.56 million, or 14.6% of total revenues for the nine months ended September 30, 2000, compared to interest income of $557,000 or 3.0% of total revenues for the nine months ended September 30, 2001.  The nine months ended September 30, 2000 included a non-cash interest charge for the beneficial conversion feature of a promissory note  totaling $3.0 million.  The nine months ended September 30, 2001 included non-recurring other income of approximately $97,000 primarily representing the reversal of overstated tax liabilities. The 2000 quarter included interest income earned on our investment securities and other miscellaneous income of approximately $866,000, compared to $590,000 for the same quarter in 2001. This interest decrease is due to two factors. Average cash investments decreased from  $21.5 million for the nine months ended September 30, 2000 to $14.1 million for the nine months ended September 30, 2001. In addition, the interest rate earned on these investments decreased from 6.1% for the nine months ended September 30, 2000 to 5.0% for the nine months ended September 30, 2001.  These income items were offset by interest expense on our short and long-term debt of $426,000 and  $130,000 for the nine months ended September 30, 2000 and 2001, respectively.

Income Taxes. No tax benefit was recorded for the nine months ended September 30, 2000 and 2001. The acquiring companies acquisition–date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post–acquisition net operating losses.

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

                Net cash used for operating activities was $5.0 million and $8.0 million for nine months ended September 30, 2001 and 2000, respectively.  Net cash used in operating activities for the nine months ended September 30, 2001 related to the net loss for the period, offset primarily by depreciation and amortization expense.  Net cash used in operating activities for the nine months ended September 30, 2000 related to the net loss for the period, offset primarily by the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note, depreciation and amortization expense, impairment of certain intangibles and the loss on disposal of property and equipment through restructuring.

                Net cash provided by investing activities was $4.8 million for the nine months ended September 30, 2001 and consisted primarily of the sale of short-term investments. Net cash used for investing activities for the nine months ended September 30, 2000 was $17.7 million and consisted primarily of purchase of short-term and long-term investments, property and equipment used in our regional offices and the purchase of an intangible asset used for internal corporate purposes.

                Net cash used for financing activities was $458,000 for the nine months ended September 30, 2001 and consists of payments on long-term debt and the repurchase of the company’s common stock.  Net cash provided by financing activities for the nine months ended September 30, 2000 was $27.5 million and consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.7 million in payments of long-term debt.

                In addition, at September 30, 2001, we had $603,000 in capital leases primarily for computers and office equipment. In addition, we had $880,000 in debt issued in connection with acquisitions that was outstanding at September 30, 2001.  Interest rates on the promissory notes range from  3.90% to 10.75%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005, 2006 and thereafter are $1.6 million, $1.2 million, $980,000, $670,000, $176,000 and $74,000, respectively.

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

                We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least September 2002.

Recent Accounting Pronouncements

                See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors –

                                This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that forward-looking statements involve risks and uncertainties.  The recent terrorist attacks on the United States, possible responses by the United States government, the effects on business demand for products and services, consumer demand, the financial markets, product supply and distribution, and other related conditions increase the uncertainty inherent in forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

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

                We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow.  Since 1997, we have incurred aggregate net losses of $52.1 million, of which $13.9 million was amortization and depreciation, $12.1 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

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

We May Become Subject To State, Federal Or Foreign Taxes That Could Harm Our Business

                We do not currently collect sales or other similar taxes with respect to revenues from consumers in states other than the state of origin. However, on October 21, 2001, the Internet Tax Freedom Act, which had placed a moratorium on the imposition of new state and local taxes on e-commerce in the United States, expired.  As a result, there is now considerable uncertainty regarding the potential for taxation of electronic commerce goods by out-of-state sellers.  Constitutional case law exists which makes it unlikely that online taxes will be imposed in the next several months.  In addition, the United States Congress, which has recently been dealing with emergency issues such as airline-industry relief and anti-terrorist legislation, may in the future act to extend the moratorium which had expired.  However, if Congress instead enacts legislation permitting states or local governments to impose sales or use tax obligations on out-of-state companies, or if any other changes require us to collect additional sales or use taxes, these obligations would make it expensive to purchase our products and would increase our administrative costs, thereby harming our business.  The issue of taxation of electronic commerce is likely to remain subject to considerable uncertainty and flux for the foreseeable future.

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

                We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for thenine months ended September 30, 2001.  We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

                Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as WebMD Corporation (formally Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and Medic Computer Systems, Inc., IDX Systems Corporation, McKessonHBOC, Quality Systems Inc., Medscape Inc., Amicore, Inc. and NDCHealth Corporation. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

                Interest Rate Risk.

                The primary objective of the Company’s investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies.  All investments have been classified as available-for-sale and, accordingly, are stated at fair value.  The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders’ equity until realized.   As of September 30, 2001, the Company had approximately $10.1 million in total available-for-sale investment securities.

                Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates.  The Company’s investment portfolio is exposed to market risk and will decline in value if interest rates increase.  However, due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company’s near-term financial condition or results of operations. Historically, and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities.

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

The Company’s motion to dismiss the Second Consolidated Amended Complaint for failure to state a claim upon which relief can be granted is scheduled for hearing in  December 2001.

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

Application of Net Proceeds

                Since the completion of the IPO in February of 2000, we used approximately $3.1 million of such net proceeds for product development, approximately $1.0 million on sales and marketing, and $13.1 million for working capital and other general corporate purposes.  The following table set forth the intended use of our residual net proceeds.  Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities.  A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Approximate
Amount
(In thousands)
For potential acquisitions	$3,000
For increased product development activities	943
For increased sales and marketing activities	1,959
For working capital and other general corporate purposes	4,212
$10,114

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

There are none.

(b)           Reports on Form 8-K

There are none.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGEMED CORPORATION
By:	/s/ Joel M. Harris
Joel M. Harris, President &
Chief Financial Officer

Date: November 14, 2001