Form 10-Q/A
period 2001-09-30
VANTAGEMED CORP
filed 2002-05-08
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at April 30, 2002
Common stock	8,535,831

VantageMed Corporation

Index and Cross Reference

EXPLANATORY NOTE

        This Form 10-Q/A amends the Registrant's quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The restatement relates to the reversal of the sale of the Company's dental business to a third party during the third quarter. The Company had recognized $30,000 of revenue previously deferred and a $391,000 gain in connection with the sale, which was credited to selling, general and administrative expenses. The third-party purchaser of the Company's dental business defaulted under the terms of the sale and the Company subsequently regained possession of the business. Due to the unsuccessful funding of the purchase, the decision was made to reverse the sale in its entirety and recognize an additional $8,000 in bad debt expense relating to the third-party purchaser. The changes in the financial statements are detailed in Note 1. In addition, all related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect this reversal of sale.

        For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has given certain information about the business environment applicable to the Company, and certain forward-looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 2001 because it was not affected by the restatement.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2000	September 30, 2001
		(unaudited) (As restated see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,788	$3,127
Short-term investments	12,507	6,217
Accounts receivable, net of allowance of $240 and $175, respectively	2,130	2,475
Current portion of notes receivable	76	99
Inventories	455	413
Prepaid expenses and other	281	454

Total current assets	19,237	12,785
LONG-TERM INVESTMENTS	1,001	2,340
NOTES RECEIVABLE, net of current portion	301	242
PROPERTY AND EQUIPMENT, net	1,736	1,424
INTANGIBLES, net of accumulated amortization of $9,341 and $10,821, respectively	11,914	9,802

Total assets	$34,189	$26,593

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$525	$539
Accounts payable	1,274	1,145
Accrued liabilities	1,666	1,199
Customer deposits and deferred revenue	2,771	2,525

Total current liabilities	6,236	5,408
LONG-TERM DEBT, net of current portion	1,155	1,027

Total liabilities	7,391	6,435
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,625,971 and 8,542,529 shares issued and outstanding, respectively	9	9
Additional paid-in capital	72,654	72,559
Unrealized gain (loss) on available-for-sale securities	(3)	69
Deferred compensation	(32)	—
Accumulated deficit	(45,830)	(52,479)

Total stockholders' equity	26,798	20,158

Total liabilities and stockholders' equity	$34,189	$26,593

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
		(As restated see Note 1)		(As restated see Note 1)
REVENUES:
Software and systems	$1,682	$1,822	$5,546	$5,471
Customer support and electronic services	4,322	4,211	11,977	12,901

Total revenues	6,004	6,033	17,523	18,372

OPERATING COSTS AND EXPENSES:
Software and systems	617	594	2,071	1,876
Customer support and electronic services	2,578	2,503	7,590	7,772
Selling, general and administrative	3,623	3,023	12,000	9,294
Product development	1,413	1,262	4,338	3,877
Depreciation and amortization	1,301	811	4,400	2,576
Restructuring, impairment and other charges	—	—	2,516	183

Total operating costs and expenses	9,532	8,193	32,915	25,578

LOSS FROM OPERATIONS	(3,528)	(2,160)	(15,392)	(7,206)

INTEREST INCOME (EXPENSE) AND OTHER:
Interest and other income	337	110	960	687
Interest and other expense	(70)	(45)	(3,528)	(130)

Total interest income (expense) and other, net	267	65	(2,568)	557

Net loss	$(3,261)	$(2,095)	$(17,960)	$(6,649)

Basic and diluted net loss per share	$(0.38)	$(0.24)	$(2.27)	$(0.77)

Weighted-average shares—basic and diluted	8,614,578	8,592,623	7,905,479	8,615,156

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2000	2001
		(As restated see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,960)	$(6,649)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	4,400	2,576
Impairment of intangibles	1,513	162
Loss on disposal of assets	750	30
Bad debt expense	146	23
Beneficial interest conversion	3,000	—
Amortization of deferred compensation	34	32
Changes in assets and liabilities—
Accounts receivable	70	(368)
Inventories	58	42
Prepaid expenses and other	1,733	(173)
Accounts payable and accrued liabilities	(1,635)	(596)
Customer deposits and deferred revenue	(82)	(246)

Net cash used for operating activities	(7,973)	(5,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(404)	(100)
Purchase of intangible asset	(147)	—
(Purchase) sale of investments, net	(17,182)	5,023
Proceeds from sale of property and equipment	18	5
Issuance of notes receivable, net	—	36

Net cash provided by (used for) investing activities	(17,715)	4,964

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	31,039	1
Repurchase of common stock	—	(96)
Proceeds from issuance of long-term debt	1,200	—
Payments on long-term debt	(4,725)	(363)

Net cash provided by (used for) financing activities	27,514	(458)

Net change in cash and cash equivalents	1,826	(661)
CASH AND CASH EQUIVALENTS, beginning of period	250	3,788

CASH AND CASH EQUIVALENTS, end of period	$2,076	$3,127

See Note 6 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AS RESTATED)

1.    RESTATEMENT:

        The restatement of the consolidated financial statements as of and for the three and nine months ended September 30, 2001 relates to the reversal of the sale of the Company's dental business to a third party during the third quarter. The Company had recognized $30,000 of revenue previously deferred and a $391,000 gain in connection with the sale, which was credited to selling, general and administrative expenses. The third-party purchaser of the Company's dental business defaulted under the terms of the sale in its entirety and the Company subsequently regained possession of the business. Due to the unsuccessful funding of the purchaser, the decision was made to reverse the sale and recognize an additional $8,000 in bad debt expense relating to the third-party purchaser. The results of the restatement are as follows:

	Three Months ended September 30, 2001
Statement of Operations Data (In thousands, except per share amounts)	As Originally Reported	Restatement Adjustments	As Restated
Customer support and electronic services	$4,241	$(30)	$4,211
Total revenue	6,063	(30)	6,033
Selling, general and admin	2,624	399	3,023
Total operating costs and expenses	7,794	399	8,193
Loss from Operations	(1,731)	(429)	(2,160)
Net Loss	(1,666)	(429)	(2,095)
Basic and diluted net loss per share	(0.19)	(0.05)	(0.24)
	Nine Months ended September 30, 2001
	As Originally Reported	Restatement Adjustments	As Restated
Customer support and electronic services	$12,931	$(30)	$12,901
Total revenue	18,402	(30)	18,372
Selling, general and admin	8,895	399	9,294
Total operating costs and expenses	25,179	399	25,578
Loss from Operations	(6,777)	(429)	(7,206)
Net Loss	(6,220)	(429)	(6,649)
Basic and diluted net loss per share	(0.72)	(0.05)	(0.77)

	September 30, 2001
Balance Sheet Data (In thousands)	As Originally Reported	Restatement Adjustments	As Restated
Accounts receivable, net	$2,725	$(250)	$2,475
Current portion of notes receivable	199	(100)	99
Total current assets	13,135	(350)	12,785
Notes receivable, net of current portion	317	(75)	242
Total assets	27,018	(425)	26,593
Accounts payable	1,146	(1)	1,145
Accrued liabilities	1,264	(65)	1,199
Deferred revenue	2,455	70	2,525
Total current liabilities	5,404	4	5,408
Total liabilities	6,431	4	6,435
Accumulated deficit	52,050	429	52,479
Total stockholders' equity	20,587	(429)	20,158
Total liabilities and stockholders' equity	27,018	(425)	26,593
	September 30, 2001
Cash Flow Data (In thousands)	As Originally Reported	Restatement Adjustments	As Restated
Net loss	$(6,220)	$(429)	$(6,649)
Bad debt expense	15	8	23
Change in accounts receivable	(610)	242	(368)
Change in accounts payable and accrued liabilities	(530)	(66)	(596)
Change in customer deposits and deferred revenue	(316)	70	(246)
Net cash used for operating activities	(4,992)	(175)	(5,167)
Issuance of notes receivable, net	(139)	175	36
Net cash provided by (used for) investing activities	4,789	175	4,964

2.    ORGANIZATION AND RISKS:

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by VantageMed Corporation ("the Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001.

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Short-term and Long-term Investments

        The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. Gains or losses on securities sold are based on the specific identification method.

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

Recent Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company. The adoption of SFAS No. 141 will not materially effect the Company's statements of financial condition and results of operations. Absent SFAS No. 142, the Company would record goodwill amortization expense of approximately $528,000 in 2002. Such amortization expense will no longer be recorded upon adoption of this statement. Rather, goodwill will be tested periodically for impairment.

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

5.    STOCK REPURCHASE PROGRAM:

        On May 14, 2001, the Company announced a stock repurchase program. Under this program, the Company can repurchase from time to time at management's discretion, up to 250,000 shares of the Company's common stock in the open market or in private transactions. At September 30, 2001, the Company had repurchased 95,254 shares at an average price of $1.01 per share.

6.    SUPPLEMENTAL CASH FLOW INFORMATION:

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

7.    LEGAL PROCEEDINGS:

        Refer to Part II, Item 1. for description of legal proceedings.

8.    SEGMENT REPORTING:

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

        For the three months ended and nine months ended September 30, 2000 and 2001, the following table reports selected segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Software and Systems:
Software:
Revenue	$944	$1,181	$3,295	$3,386
Cost of revenue	98	158	437	427

Gross margin	$846	$1,023	$2,858	$2,959

Gross margin percentage	89.6%	86.6%	86.7%	87.4%
Systems:
Revenue	$738	$641	$2,251	$2,085
Cost of revenue	519	436	1,634	1,449

Gross margin	$219	$205	$617	$636

Gross margin percentage	29.7%	32.0%	27.4%	30.5%
Total Software and Systems:
Revenue	$1,682	$1,822	$5,546	$5,471
Cost of revenue	617	594	2,071	1,876

Gross margin	$1,065	$1,228	$3,475	$3,595

Gross margin percentage	63.3%	67.4%	62.7%	65.7%
Customer Support and Electronic Services:
Customer Support:
Revenue	$3,308	$3,041	$9,459	$9,498
Cost of revenue	1,952	1,746	6,064	5,574

Gross margin	$1,356	$1,295	$3,395	$3,924

Gross margin percentage	41.0%	42.6%	35.9%	41.3%
Electronic Services:
Revenue	$1,014	$1,170	$2,518	$3,403
Cost of revenue	626	757	1,526	2,198

Gross margin	$388	$413	$992	$1,205

Gross margin percentage	38.3%	35.4%	39.4%	35.4%
Total Customer Support and Electronic Services:
Revenue	$4,322	$4,211	$11,977	$12,901
Cost of revenue	2,578	2,503	7,590	7,772

Gross margin	$1,744	$1,708	$4,387	$5,129

Gross margin percentage	40.4%	40.6%	36.6%	39.8%

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

Overview

        This Form 10-Q/A amends the Registrant's quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The restatement relates to the reversal of the sale of the Company's dental business to a third party during the third quarter. The Company had recognized $30,000 of revenue previously deferred and a $391,000 gain in connection with the sale, which was credited to selling, general and administrative expenses. The third-party purchaser of the Company's dental business defaulted under the terms of the sale and the Company subsequently regained possession of the business. Due to the unsuccessful funding of the purchase, the decision was made to reverse the sale in its entirety and recognize an additional $8,000 in bad debt expense relating to the buyer. The changes in the financial statements are detailed in Note 1. In addition, all related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect this reversal of sale.

        For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has given certain information about the business environment applicable to the Company, and certain forward-looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 2001 because it was not affected by the restatement.

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

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Software and Systems:
Revenues	$1,682	$1,822	$5,546	$5,471
Cost of revenues	617	594	2,071	1,876

Gross margin	$1,065	$1,228	$3,475	$3,595

Gross margin percentage	63.3%	67.4%	62.7%	65.7%
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Customer Support and Electronic Services
Revenues	$4,322	$4,211	$11,977	$12,901
Cost of revenues	2,578	2,503	7,590	7,772

Gross margin	$1,744	$1,708	$4,387	$5,129

Gross margin percentage	40.4%	40.6%	36.6%	39.8%

        Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill and have averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there are continuing sales of the software purchased in the acquisition. We periodically review whether there has been a permanent impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121. In 2000, we recorded an impairment charge of $11.9 million for the impairment of these intangibles. During the second quarter of 2001, we closed the Salt Lake City regional office and recorded an impairment of related intangibles of $161,000.

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

        As of September 30, 2001, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $12.4 million available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2021.

        Since July 1997, we have developed a customer base of over 11,000 sites through both acquisitions and internal growth. We expect our revenues to increase through both internal growth and acquisitions in the future. We believe that migration of current and acquired customers to our Windows-based, Internet-enabled products and the development and marketing of these products to new and existing customers are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues. We recognize revenues from software license fees in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition." Software license fees are recognized as revenues upon delivery and acceptance of our software products to our customers, as long as evidence of an arrangement exists, the amounts of fees are fixed and determinable and the collection of the resulting receivable is probable. Computer hardware and supplies revenues are recognized upon product shipment. Revenues from support and maintenance contracts are recognized ratably over the life of the contract. Revenues from other services are recognized as the services are provided.

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

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Software and systems	28.0%	30.2%	31.7%	29.8%
Customer support and electronic services	72.0	69.8	68.3	70.2

Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	10.3	9.8	11.8	10.2
Customer support and electronic services	42.9	41.5	43.3	42.3
Selling, general and administrative	60.3	50.1	68.5	50.6
Product development	23.5	20.9	24.8	21.1
Depreciation and amortization	21.7	13.5	25.1	14.0
Restructuring and impairment of intangibles	—	—	14.4	1.0

Total costs and operating expenses	158.7	135.8	187.9	139.2

Loss from operations	(58.7)	(35.8)	(87.9)	(39.2)
Interest income (expense), net	4.4	1.1	(14.6)	3.0

Loss before income taxes	(54.3)	(34.6)	(102.5)	(36.2)
Income taxes	—	—	—	—
Net loss	(54.3)%	(34.7)%	(102.5)%	(36.2)%

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

        Revenues.    Total revenues remained relatively constant from $6.00 million for the three months ended September 30, 2000 to $6.03 million for the three months ended September 30, 2001. Recurring revenues increased 0.6% from $4.89 million for the three months ended September 30, 2000 to $4.92 million in the corresponding period of 2001, while non-recurring revenues remained the same at $1.1 million for the three months ended September 30, 2000, and the corresponding period of 2001.

          Software and Systems.    The software and systems component of total revenues increased 8.3% from $1.7 million, or 28.0% of total revenues for the three months ended September 30, 2000 to $1.8 million, or 30.2% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 56.1% and 64.8% and computer hardware and supply revenues were 43.9% and 35.2% of total software and systems revenues for the three months ended September 30, 2000 and 2001, respectively.

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

          Customer Support and Electronic Services.    The customer support and electronic services component of total revenues decreased 2.6% from $4.3 million, or 72.0% of total revenues in the three months ended September 30, 2000, to $4.2 million, or 69.8% of total revenues in the corresponding period of 2001. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 76.5% and 72.2% and electronic services revenues were 23.5% and 27.8% for the three months ended September 30, 2000 and 2001, respectively.

          Revenues from customer support decreased 8.1% from $3.3 million for the three months ended September 30, 2000 to $3.0 million in the corresponding period of 2001. Corresponding to the dollar decrease, the gross margin for customer support revenues decreased 4.6% from $1.4 million for the three months ended September 30, 2000 to $1.3 million in the corresponding period of 2001.

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

        Cost of Revenues.    Total cost of revenues decreased 3.1% from $3.2 million for the three months ended September 30, 2000 to $3.1 million in the corresponding period of 2001, and decreased as a percentage of total revenues from 53.2% for the three months ended September 30, 2000 to 51.3% in the corresponding period of 2001.

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

  Costs for software licensing were $98,000 or 1.6% of total revenues in the three months ended September 30, 2000 compared to $158,000, or 2.6% of total revenues in the corresponding period of 2001. Gross margin percentage for software licensing decreased from 89.6% for the three months ended September 30, 2000, to 86.6% for the corresponding period of 2001.

          Costs for computer hardware and supplies decreased 16.0% from $519,000, or 8.6% of total revenues in the three months ended September 30, 2000 to $436,000, or 7.2% of total revenues in the corresponding period of 2001. The decrease as a percent of total revenues is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies increased from 29.7% for the three months ended September 30, 2000 to 32.0% in the corresponding period of 2001.

          Customer Support and Electronic Services.    Customer support and electronic services costs decreased 2.9% from $2.58 million, or 42.9% of total revenues in the three months ended

  September 30, 2000 to $2.50 million, or 41.5% of total revenues in the corresponding period of 2001. Customer support costs were 75.7% and 69.8%, and electronic service costs were 24.3% and 30.2% of total customer support and electronic services costs for the three months ended September 30, 2000 and 2001, respectively.

          Costs for customer support decreased 10.5% from $2.0 million, or 32.5% of total revenues in the three months ended September 30, 2000 to $1.7 million, or 28.9% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 41.0% for the three months ended September 30, 2000 to 42.6% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff.

          Costs for electronic services increased 20.8% from $626,000, or 10.4% of total revenues in the three months ended September 30, 2000 to $756,000, or 12.5% of total revenues, in the corresponding period of 2001. The electronic services gross margin percentage decreased from 38.3% for the three months ended September 30, 2000 to 35.4% in the corresponding period of 2001. The increase in cost is due to the increase in revenue. The decrease in gross margin percentage is due to the product mix.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 16.6% from $3.6 million, or 60.3% of total revenues for the three months ended September 30, 2000, to $3.0 million, or 50.1% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000. As of September 30, 2001, we employed 285 persons compared to approximately 349 as of September 30, 2000.

        Product Development.    Product development expenses decreased 10.7% from $1.4 million, or 23.5% of total revenues for the three months ended September 30, 2000, to $1.3 million, or 20.9% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from consolidating our Windows-based products technology groups into one center.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 37.6% from $1.3 million or 21.7% of total revenues, for the three months ended September 30, 2000, to $811,000, or 13.5 of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $1.1 million for the three months ended September 30, 2000 and $588,000 in the corresponding period of 2001. The decrease in depreciation and amortization expense for the three months ended September 30, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000. This write-down will result in a reduction in depreciation and amortization in future periods. At September 30, 2001, we had intangible assets totaling $20.6 million with accumulated amortization of $10.8 million. The weighted average life of these intangibles was 7.6 years.

        Interest Income (Expense) and Other, Net.    Interest income and other, net was $267,000, or 4.4% of total revenues for the three months ended September 30, 2000, compared to $65,000 or 1.1% of total revenues for the three months ended September 30, 2001. The 2000 quarter included interest income earned on our investment securities and other miscellaneous income of approximately $337,000, compared to $110,000 for the same quarter in 2001. This interest decrease is due to two factors. Average cash investments decreased from $19.4 million for the three months ended September 30, 2000 to $11.2 million for the three months ended September 30, 2001. In addition, the interest rate earned on these investments decreased from 6.7% for the three months ended September 30, 2000 to 4.2% for the three months ended September 30, 2001. These income items were offset by interest expense on our short and long-term debt of $61,000 and $45,000 for the three months ended September 30, 2000 and 2001, respectively.

        Income Taxes.    No tax benefit was recorded for the three months ended September 30, 2000 and 2001. The acquiring companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with post-acquisition net operating losses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

        Revenues.    Total revenues increased 4.8% from $17.5 million for the nine months ended September 30, 2000 to $18.4 million for the nine months ended September 30, 2001. The revenue increase resulted from the increase in customer support and electronic service revenues. Recurring revenues increased 9.8% from $14.0 million for the nine months ended September 30, 2000 to $15.4 million in the corresponding period of 2001, while non-recurring revenues decreased 15.0% from $3.5 million for the nine months ended September 30, 2000, to $3.0 million in the corresponding period of 2001.

          Software and Systems.    The software and systems component of total revenues decreased 1.4% from $5.55 million, or 31.7% of total revenues for the nine months ended September 30, 2000 to $5.47 million, or 29.8% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 59.4% and 61.9% and computer hardware and supply revenues were 40.6% and 38.1% of total software and systems revenues for the nine months ended September 30, 2000 and 2001, respectively. The decrease in software and systems revenue was primarily due to general market softness in the year 2001 for new systems.

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

          Customer Support and Electronic Services.    The customer support and electronic services component of total revenues increased 7.7% from $12.0 million, or 68.3% of total revenues in the nine months ended September 30, 2000, to $12.9 million, or 70.2% of total revenues in the corresponding period of 2001. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 79.0% and 73.6% and electronic services revenues were 21.0% and 26.4% for the nine months ended September 30, 2000 and 2001, respectively.

          Revenues from customer support increased 0.4% from $9.46 million for the nine months ended September 30, 2000 to $9.50 million in the corresponding period of 2001. The combination of both the dollar increase in revenue in this category and the decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 15.5% from $3.40 million for the nine months ended September 30, 2000 to $3.93 million in the corresponding period of 2001.

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

        Cost of Revenues.    Total cost of revenues remained the same, $9.66 million for the nine months ended September 30, 2000 compared to $9.65 million in the corresponding period of 2001, but decreased as a percentage of total revenues from 55.1% for the nine months ended September 30, 2000 to 52.5% in the corresponding period of 2001.

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

          Customer Support and Electronic Services.    Customer support and electronic services costs increased 2.4% from $7.6 million, or 43.3% of total revenues in the nine months ended September 30, 2000 to $7.8 million, or 42.3% of total revenues in the corresponding period of 2001. Customer support costs were 79.9% and 71.7%, and electronic services costs were 20.1% and 28.3% of total customer support and electronic services costs for the nine months ended September 30, 2000 and 2001, respectively. The increase in cost is primarily related to the increase in electronic services revenue.

          Costs for customer support decreased 8.1% from $6.1 million, or 34.6% of total revenues in the nine months ended September 30, 2000 to $5.6 million, or 30.3% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 35.9% for the nine months ended September 30, 2000 to 41.3% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff.

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

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 22.6% from $12.0 million, or 68.5% of total revenues for the nine months ended September 30, 2000, to $9.3 million, or 50.6% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000. As of September 30, 2001, we employed 285 persons compared to approximately 349 as of September 30, 2000. Additionally in the second quarter of 2001, the Company resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid. The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

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

        Restructuring, Impairment and Other Charges.    In May 2001, we made the decision to close the Salt Lake City regional office. This closure resulted in an impairment write-down of $161,000 on certain intangible assets and other charges in connection with this closure totaling $22,000. In June 2000, we incurred non-recurring charges of $2.5 million associated with a restructuring plan announced during the same quarter. These charges were primarily associated with older legacy software products being discontinued, a write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office, combining two regional offices and consolidating our Windows-based products technology groups into one center.

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

        Interest Income (Expense) and Other, Net.    Interest expense, net was $2.57 million, or 14.6% of total revenues for the nine months ended September 30, 2000, compared to interest income, net of $557,000 or 3.0% of total revenues for the nine months ended September 30, 2001. The nine months ended September 30, 2000 included a non-cash interest charge for the beneficial conversion feature of a promissory note totaling $3.0 million. The nine months ended September 30, 2001 included non-recurring other income of approximately $97,000 primarily representing the reversal of overstated tax liabilities. Interest income earned on our investment securities and other miscellaneous income was approximately $960,000 for the nine months ended September 30, 2000, compared to $687,000 for the same period in 2001. This interest decrease is due to two factors. Average cash investments decreased from $21.5 million for the nine months ended September 30, 2000 to $14.1 million for the nine months ended September 30, 2001. In addition, the interest rate earned on these investments decreased from 6.1% for the nine months ended September 30, 2000 to 5.0% for the nine months ended September 30, 2001. These income items were offset by interest expense on our short and long-term debt of $426,000 and $130,000 for the nine months ended September 30, 2000 and 2001, respectively.

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

        Net cash used for operating activities was $5.2 million and $8.0 million for nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 related to the net loss for the period, offset primarily by depreciation and amortization expense. Net cash used in operating activities for the nine months ended September 30, 2000 related to the net loss for the period, offset primarily by the recognition of a non-cash interest charge for the beneficial conversion feature of a promissory note, depreciation and amortization expense, impairment of certain intangibles and the loss on disposal of property and equipment through restructuring.

        Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2001 and consisted primarily of the sale of short-term investments. Net cash used for investing activities for the nine months ended September 30, 2000 was $17.7 million and consisted primarily of purchase of short-term and long-term investments, property and equipment used in our regional offices and the purchase of an intangible asset used for internal corporate purposes.

        Net cash used for financing activities was $458,000 for the nine months ended September 30, 2001 and consists of payments on long-term debt and the repurchase of the company's common stock. Net cash provided by financing activities for the nine months ended September 30, 2000 was $27.5 million and consisted of $31.0 million in net proceeds from the issuance of common stock, $1.2 million in issuance of long-term debt, and $4.7 million in payments of long-term debt.

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

Recent Accounting Pronouncements

        See Note 3 of Notes to Consolidated Financial Statements for recent accounting pronouncements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors—

        This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward- looking statements involve risks and uncertainties. The recent terrorist attacks on the United States, possible responses by the United States government, the effects on business demand for products and services, consumer demand, the financial markets, product supply and distribution, and other related conditions increase the uncertainty inherent in forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

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

        We have incurred operating losses since we became a Delaware corporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $52.6 million, of which $13.9 million was amortization and depreciation, $12.1 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

If We Fail To Generate Recurring Revenues and Sustain Margins From Our Customers, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

        Our financial success depends upon our ability to increase revenues and sustain margins on our products and services. To this end, we focus our marketing efforts on upgrading existing systems, providing new software that enables our customers to migrate from legacy to Windows-based products and to increase the use of electronic services. If existing customers fail to upgrade or migrate to our newer systems, we may not be able to increase our revenue, achieve positive cash flow or obtain profitability in the near term or at all.

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

        We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the nine months ended September 30, 2001. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

VANTAGEMED CORPORATION
By:	/s/ GREGORY B. HILL Gregory B. Hill, Senior Vice President Chief Financial Officer

Date: May 8, 2002

QuickLinks

VantageMed Corporation
Index and Cross Reference
PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
VANTAGEMED CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Segment Gross Margin Data (In thousands, except percentage data)
Selected Consolidated Financial Data Percentages
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES