Form 10-K
period 2001-12-31
VANTAGEMED CORP
filed 2002-05-15
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required the file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 7, 2002, the aggregate market value of the outstanding shares of our common stock, held by non-affiliates was approximately $2,666,000, based upon $0.37, the average bid and ask price of our common stock as reported by the Nasdaq National Market on May 7, 2002. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 7, 2002
Common stock	8,535,831

VantageMed Corporation

Index and Cross Reference

PART I

Item 1. Business

The Company

        VantageMed Corporation is a national provider of healthcare information systems and services distributed to over 11,000 customer sites through a network of regional offices. Our suite of software products and services automates administrative, financial, clinical and management functions for physicians, other healthcare providers and provider organizations. Because of the existing relationships with our customers, we are uniquely positioned to manage their transition from legacy products to our Windows-based products and services. Our software manages the patient data necessary to effectively integrate Internet-based solutions with the functions performed by our systems. With the addition of the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliant transaction capabilities to our Windows-based products, we expect to increase our customers' access to information and their ability to communicate with numerous healthcare participants such other providers, third-party insurance payers, managed care organizations, and other ancillary service providers and we are not currently pursuing any acquisitions.

        Since forming the Company in 1995, we have acquired 26 healthcare information systems companies. Due to the change in the financial market and the uncertainty in the healthcare industry, we decided not to pursue additional acquisitions during the years 2000 and 2001.

        Our recurring revenues were approximately 82% of total revenues for each of the years ended December 31, 2001 and 2000. We define recurring revenues as any revenues derived from an existing or acquired customer after the initial installation of the product, including revenues from sales of new products to existing customers. To increase recurring revenues, we are expanding our service offerings and migrating existing customers to our Windows-based, Internet-enabled products and services, and expanding our electronic services.

        Our installed customer base, software products and services, and Internet strategy have positioned us to address the information needs of healthcare providers through the development of an integrated technology solution.

The VantageMed Solution

        We offer integrated Windows-based, Internet-enabled healthcare information systems that reduce the growing impact of economic pressures, administrative burdens and increased information requirements now faced by healthcare providers and physician organizations. Our products enable our customers to access and process information more efficiently and reliably, reduce staff time, and more effectively meet the challenges of healthcare cost containment while improving patient care. With our established distribution network, we are well positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

        Our objective is to expand our market share and increase our recurring revenues in order to strengthen our position as one of the leading suppliers of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

  •
  Offering Windows-Based, Internet-Enabled Products and Services.  These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market.

  •
  Offering Product Migration Alternatives.  We enable our current and future customers to transition from their existing legacy technology products to our Windows-based, Internet-enabled products and services.

  •
  Strengthening our National Distribution Network.  Through marketing programs, training and information systems we have strengthened our distribution network in our regional markets in an effort to gain critical mass, expand our existing customer base and broaden our market presence.

  •
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

  •
  Forming Affiliations.  By leveraging the systems capabilities of our Internet-enabled products, we intend to provide the primary interface to other healthcare service providers. We have developed affiliations with several healthcare service and information companies. We intend to form additional affiliations to provide a wider range of services for clinical, administrative and electronic commerce functions.

Principal Products

        We classify our software products as either "Windows-based" or "legacy." Our Windows-based products are the primary products currently offered to our new customers and are the primary focus of our ongoing product development efforts. Our suite of Windows-based products includes RidgeMark, eMCee®, eMCee Connect, SecureConnect, BillAdvantage, CodeAdvantage, ChartKeeper® and Therapist Helper. Our Windows-based products provide our customers with software designed to automate administrative, financial, clinical and other practice management and managed care functions. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms. These products can accommodate from one to hundreds of healthcare providers and users.

        As a result of our acquisitions, we support 17 legacy systems. These systems operate on variations of UNIX or DOS-based platforms and generally lack the current state-of-the-art technology of our Windows-based products. These systems provide ongoing revenues derived from support services, software and hardware upgrades, electronic transaction services and new system sales. We are in the process of migrating customers from the legacy systems to our Windows-based products and believe this represents a significant sales and marketing opportunity.

        We have designed our products to enable our customers to transition from their legacy systems to Windows-based products and services. The features, functions and targeted customers of our Windows-based products and services are described below.

Products and Services	Features and Functions	Primary Customer Type of Practice or Organization
RidgeMark	Scheduling, billing, patient registration, electronic claims, reporting.	Primary and specialty medical practices.
eMCee®	Member tracking, patient eligibility and authorizations, referral tracking, claims adjudication, utilization review, risk and contracting analysis.
Managed healthcare organizations and physician associations contracted with third-party payers, traditionally referred to as Management Services Organizations (MSOs), Independent Physician Associations (IPAs) and Physician Hospital Organizations (PHOs).

eMCee Connect	Internet access to member demographics, patient eligibility and referrals, authorization and claim payment status.	Managed healthcare organizations and physician associations: MSOs, IPAs and PHOs.
SecureConnect	Electronic Data Interchange (EDI) module for translation and communications of HIPAA compliant transactions.	Healthcare providers submitting electronic transactions.
BillAdvantage	Electronic Statement Processing automates the process of preparing and sending patient statements	Healthcare providers outsourcing statement processing
CodeAdvantage	Coding Assistant to improve the accuracy and efficiency of medical coding	Primary and Specialty Medical Practices.
ChartKeeper®	Electronic storage and tracking of patient charts, transcription notes, document imaging, security and authentication and electronic chart distribution.	Primary and Specialty Medical Practices.
Therapist Helper	Patient registration, scheduling, billing, managed care tracking, electronic claims and reporting. Palm Pilot-enabled.	Psychologists and behavioral health practitioners.

Our Internet Strategy

        We believe that most of the clinical and financial problems facing healthcare providers require solutions that integrate Internet functionality with software systems that support the management of healthcare practices. Our Internet strategy is to provide a range of Windows-based, Internet-enabled products and services that reduce inefficiencies and expand the quality and scope of information exchanged between healthcare participants. This strategy is designed to:

  •
  link information systems in medical offices with third-party insurance payers and other healthcare management organizations to improve the flow of information;

  •
  provide integrated Internet access for healthcare providers through our suite of software products;

  •
  enhance the value of information collected and managed by our customers;

  •
  allow healthcare providers to deliver information and services to patients over the Internet; and

  •
  facilitate electronic commerce for both commercial and consumer use within the healthcare delivery system.

        Many clinical and administrative functions are poorly automated and require manual processing. The following table describes the functional areas addressed by our Internet strategy and the benefits we believe can be achieved by utilizing our Internet-enabled products and services.

	Current Delivery	Business Constraints	Internet Strategy	Value-Added
Clinical Functions
Patient Chart Dictation	Voice recognition recorder with transcriber	Time consuming, labor intensive	Transmit transcribed documents	Wireless pad or PC
Laboratory Orders and Results	Paper, fax or printer	Time consuming, errors, misplaced documents	Access laboratory and store data on patient chart system	Patient and hospital system Internet access
Doctor On-Call	Telephone or paper	Lack of familiarity with patient	Remote access to patient chart	Access from portable devices
Administrative Functions
Patient Appointment Reminder	Telephone or none	Time consuming, missed appointments	Request appointments through browser	Attach patient education or visit instructions and forms; patient directed access to scheduler
Patient Billing and Statements	Mail	Time consuming, potential errors, cash management delays	Access billing statements from the billing system	Enable consumer payment of outstanding bills via credit card acceptance
Billing to Insurance	Telephone, electronic or paper	Time consuming, data errors, patient eligibility and benefits not verified	Access electronic claims clearinghouse; access benefit systems to determine benefit status	Provide doctor access to claim status, faster payment of claims
Insurance Remittance Advice	Check or paper	Delays in payment and time consuming to post payments	Receive electronic file and post to accounts receivable system	Electronically receive and post funds
Verification of Patient Eligibility and Benefits	Telephone	Ineligible patients scheduled and services are rendered without knowing benefits	Access benefit plans before patient visit	Verify before or at time of appointment
Authorization of Additional Medical Services	Telephone, fax or mail	Delays in patient care, time consuming	Electronically send and receive authorizations	Automatic approval of standard authorization requests

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

  Electronic Patient Billing.    Electronically submits patient billing information from practices by dial-up modem or broadband connection to either our printing center or to a clearinghouse which processes, prints and mails invoices and provides billing reports to the practice and Secure Connect.

  Electronic Payment Remittance.    Electronically remits insurance payments and automatically posts explanation of benefits into the practice management system.

  Patient Insurance Verification.    Electronically accesses insurance and managed care plans to determine a patient's eligibility and benefits.

        We generate revenues by providing these electronic services on a per transaction or flat monthly fee basis. We also offer additional EDI services such as eligibility verification, referral authorization, and claims status services through our Internet-enabled product eMCee Connect. SecureConnect will expand on these services to include all transactions made available through HIPAA code set standardization.

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

        We provide our customers with ongoing software support and services under monthly and annual agreements. These agreements provide for help desk support, software maintenance, and remote diagnostics. As of December 31, 2001, our customer service and support groups consisted of 143 employees, representing approximately 49% of our total employee base.

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

Product Development

        As of December 31, 2001, our Windows-based product development organization consisted of 41 employees. We focus our product development efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. This common architecture gives our products the capability to simultaneously operate on different systems such as standard desktop computers or less sophisticated and lower cost workstations using standard Internet browsers.

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

  •
  password security that requires a password to access our software;

  •
  user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access such individual will have;

  •
  encryption of data transmitted as required over private networks, where we control access to the network and public networks where use is shared with the public, including over the Internet; and

  •
  use of a mechanism for preventing outsiders from improperly accessing private data resources on our network, commonly referred to as a "firewall."

        We intend to be in compliance with the guidelines set forth in HIPAA as amended within the timeframes set forth therein and in rules promulgated thereunder. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

        Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

  •
  providing each employee with an employee handbook explaining practices and procedures for handling confidential medical information;

  •
  monitoring employee activities to ensure compliance with the standards set forth in our employee handbook;

  •
  using individual user names and passwords for each employee handling electronic data; and

  •
  requiring employees who handle confidential data to sign confidentiality agreements.

        We monitor proposed regulations that might affect our software products and services in order to ensure that we are in compliance with such regulations when and if they are adopted.

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

        As a result of our acquisition strategy, we have acquired a number of qualified sales personnel with strong experience and customer relationships in the regions they serve. As of December 31, 2001, we had 32 sales and marketing personnel, including national sales management, regional sales specialists and direct sales representatives throughout the continental United States and Hawaii.

Acquisition Integration

        There were no acquisitions completed in the year 2000 or 2001 or to date in 2002. As opportunities arise we are positioned to use our existing infrastructure to support the acquisition and integration of targeted businesses. An integration team, which includes existing operational personnel, identifies and completes the various post-acquisition tasks of integration, including incorporation of desired product features into our products and consolidation of administrative and financial functions.

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

Competition

        The healthcare information systems market is highly competitive on both a regional and a national level. We believe that the primary competitive factors in this market are:

  •
  regional service and support;

  •
  price;

  •
  product features, functionality and ease of use;

  •
  ongoing product enhancements; and

  •
  reputation and stability of the seller.

        We believe that our principal competitive advantage stems from our offerings of feature-rich products based on an open system architecture designed to meet our customers' needs, our substantial installed customer base, our focus on customer support and training programs, and our network of offices.

        Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as WebMD Corporation (formerly Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and PracticeWorks, Inc., Misys Healthcare Systems, McKessonHBOC, Quality Systems, Inc., Millbrook Corporation, Dentrix Dental Systems, Inc., and NDC Health. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

        HIPAA was enacted in 1996 and required the Department of Health and Human Services, or HHS, to adopt national standards for the transmission of certain types of patient medical information and the data elements used in such transmissions, and to adopt standards to ensure the integrity and confidentiality of such information.

        HHS proposed federal privacy regulations (the "Regulations") in 1999 and, after reviewing and considering thousands of comments on them, published final Regulations in December 2000. In March 2001, HHS received thousands of more comments after the Bush administration requested additional public input on the Regulations. Those comments and other public input was used to develop certain proposed changes which were published in the Federal Register on March 27, 2002, with a 30-day comment period. HHS has indicated it will consider public comments on the proposed changes to the Regulations before issuing new final Regulations. The Regulations impose significant regulatory burdens on health care providers, health plans and health care clearinghouses ("covered entities"), as well as these entities' business associates. The covered entities have until April 14, 2003 to comply with the Regulations. Under the law, certain small health plans have until April 14, 2004 to comply. We are in the process of analyzing the Regulations and taking steps to ensure that we are fully compliant well in advance of their effective date.

        In general, the Regulations apply to covered entities that electronically transmit healthcare information in connection with certain standard transactions, such as a claim for payment or provision of health care services. Certain of our activities may fall under the definition of health care clearinghouse and therefore those functions are expected to be subject to the Regulations. The Regulations are intended to protect the privacy of individually identifiable health information that is transmitted in any format, including electronic media, paper or orally. The general rule is that patient health information may not be used or disclosed unless the disclosure is either authorized by the patient (or someone able to act on the patient's behalf) or is specifically required or permitted under the Regulations. Patients are also granted several rights under the Regulations, including a right to receive a description of a covered entity's privacy practices, a right to access protected health information, a right to request amendment of protected health information and a right to request restrictions on communication of protected health information by covered entities.

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

Employees

        As of December 31, 2001, we employed 290 persons, including 32 in sales and marketing, 143 in customer support services, 41 in product development and 74 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2. Properties

        We currently lease approximately 2,000 square feet at our principal executive and corporate headquarters at 3017 Kilgore Road, Rancho Cordova, California, which expires November 2002. We also lease space at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007. We believe that these regional facilities are adequate for our current operations, and additional leased space can be obtained as needed.

Item 3. Legal Proceedings

        The Company and certain of its officers and directors have been named as defendants in lawsuits alleging violations of the federal securities laws. The first of these lawsuits was filed on March 13, 2000 in the United States District Court for the Eastern District of California. This action and several additional, similar actions were consolidated by the court into a single action entitled Zinno V. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. The law suit alleges claims under the Securities Act of 1933 in connection with the Company's February 15, 2000 initial public offering ("IPO").

        Plaintiffs purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The Plaintiffs allege that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of its eMCee product would be lower than expected. Plaintiffs have also named the Company's underwriters, J.C. Bradford and Advest, Inc., and the Company's prior accountants, Arthur Andersen LLP, as defendants.

        A settlement in principle was reached on December 6, 2001, subject to approval by the court. A hearing to approve the settlement is scheduled for July 18, 2002. The Company believes the lawsuit is completely without merit, but entered into the settlement agreement solely to avoid further costs, uncertainties and distractions caused by the litigation. Under the terms of the proposed settlement, all claims against the Company and all other defendants will be dismissed without admission of liability or wrongdoing. The shareholder class will receive a cash payment of $2.5 million, out of which the court will be asked to award attorneys' fees to class counsel. The Company recorded a $1.3 million charge to operations in the fourth quarter of 2001 to reflect its portion of the cost of settlement. The Company expects Court approval of the settlement to occur during the third quarter of 2002.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

        VantageMed's common stock has been quoted on the Nasdaq National Market since February 15, 2000 and has traded under the symbol "VMDC" through April 17, 2002. As of the opening of business on April 18, 2002, in accordance with Nasdaq Stock Market rules, the ticker symbol for the Company's common stock has been changed to "VMDCE." The additional fifth character was added because of our late filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The following table sets forth the high and low of the average daily bid and ask prices for our common stock as reported by Nasdaq for the periods indicated:

	2001		2000
Period
	High	Low	High	Low
First Quarter	$1.63	$0.94	$15.00	$3.50
Second Quarter	$1.20	$0.65	$4.00	$1.00
Third Quarter	$1.50	$0.70	$4.75	$1.00
Fourth Quarter	$1.04	$0.72	$2.25	$0.75

        As of May 7, 2002, the number of registered holders of our common stock is 143 and the number of beneficial owners of our common stock is approximately 1,562.

        We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

        On March 25, 2002 VantageMed received a letter from Nasdaq notifying the Company that it is not in compliance with Marketplace Rule 4450(a)(5) relating to the minimum bid price per share ($1.00) requirement for continued listing on The Nasdaq National Market System. The letter does not delist the Company's securities, but rather provides that we have 90 calendar days, or until June 19, 2002, to regain compliance with National Market System continued listing requirements. We are required to demonstrate compliance by maintaining a $1.00 minimum closing bid for a minimum of 10 consecutive trading days by that date.

        If VantageMed is unable to demonstrate compliance by June 19, it may appeal a determination that it be delisted from the National Market System, which would stay delisting until the appeal is resolved. We also could decide to file an application to transfer our securities to The Nasdaq SmallCap Market, which also would stay delisting until the application is considered. For that application, we would be required to meet the SmallCap continued listing criteria other than the minimum bid price requirement (which is also $1.00). If accepted, the Company's securities would transfer to the SmallCap Market, and we would have another 90 days, or until September 17, 2002, to comply with the minimum bid price requirement. If we have not regained compliance with the minimum bid price requirement at the end of the 90 day period, it may then be eligible for an additional 180 day period in which to regain compliance if it satisfied certain initial SmallCap listing standards under Marketplace Rule 4310(c)(2)(A).

        VantageMed scheduled a hearing with the Nasdaq listing Qualifications Panel on May 17, 2002, to discuss the above-related matters. Pending the outcome of this hearing, VantageMed securities will continue to be listed on the Nasdaq National Market. There can be no assurances of the outcome of this hearing.

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

Amount
(In thousands)
Securities and Exchange Commission registration fee	$11
National Association of Securities Dealers, Inc. filing fee	4
Nasdaq National Market listing fee	73
Accountants' fees and expenses	1,245
Legal fees and expenses	606
Transfer Agent's fees and expenses	23
Printing and engraving expenses	332
Miscellaneous	146

Total Expenses	$2,440

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

Application of Net Proceeds

        Since the completion of the IPO in February of 2000, we used approximately $2.6 million of such net proceeds for increased product development activities, approximately $1.3 million on sales and marketing, and $15.3 million for working capital and other general corporate purposes. The following table sets forth the intended use of our residual net proceeds. Due to the change in the financial market and the uncertainty in the healthcare industry, we decided not to pursue additional acquisitions during the years 2000 and 2001. Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Approximate Amount
(In thousands)
For potential acquisitions	$3,000
For increased product development activities	381
For increased sales and marketing activities	1,721
For working capital and other general corporate purposes	2,938

$8,040

Item 6. Selected Financial Data

        The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in this Form 10-K. The consolidated statement of operations for the years ended December 31, 1997, 1998, 1999 and 2000, and the consolidated balance sheets at December 31, 1998, 1999 and 2000 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated statement of operations for the year ended December 31, 2001, and the consolidated balance sheet at December 31, 2001 have been audited by Grant Thornton LLP.

Selected Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Consolidated Statement of Operations Data:
Revenues:
Software and systems	$2,800	$3,943	$9,429	$7,736	$6,958
Customer support and electronic services	2,448	5,430	9,983	16,171	16,977

Total revenues	5,248	9,373	19,412	23,907	23,935
Operating costs and expenses:
Software and systems	1,274	2,146	4,078	2,899	2,420
Customer support and electronic services	1,200	3,606	6,226	10,122	10,205
Selling, general and administrative	2,566	4,706	10,382	15,496	12,379
Product development	441	1,500	4,120	5,572	5,129
Depreciation and amortization	376	1,445	3,873	5,656	3,286
Restructuring, impairment and other charges	—	—	—	12,899	5,792

Total operating costs and expenses	5,857	13,403	28,679	52,644	39,211

Loss from operations	(609)	(4,030)	(9,267)	(28,737)	(15,276)
Shareholder litigation settlement	—	—	—	—	(1,300)
Interest income (expense), net	(20)	(207)	(948)	(2,282)	614

Loss before income taxes	(629)	(4,237)	(10,215)	(31,019)	(15,962)
(Provision) benefit for income taxes	195	—	—	(18)	(15)

Net Loss	$(434)	$(4,237)	$(10,215)	$(31,037)	$(15,977)

Basic loss per share	$(0.27)	$(1.96)	$(3.13)	$(3.84)	$(1.86)
Diluted loss per share(1)	$(0.27)	$(1.96)	$(3.13)	$(3.84)	$(1.86)
Weighted-average shares—basic	1,620	2,158	3,262	8,086	8,596
Weighted-average shares—diluted(1)	1,620	2,158	3,262	8,086	8,596
	As of December 31,
	1997	1998	1999	2000	2001
Consolidated Balance Sheet Data:
Net working capital	$106	$(4,563)	$(8,012)	$13,001	$4,131
Short-term investments and cash equivalents	—	—	—	15,451	5,456
Long-term investments	—	—	—	1,001	2,583
Total assets	5,165	11,051	36,464	34,189	17,806
Long-term debt, net of current portion	1,501	1,721	2,639	1,155	924
Accumulated deficit	(267)	(4,578)	(14,793)	(45,830)	(61,807)
Total stockholders' equity	2,242	2,918	20,492	26,798	10,791

(1)
Potentially dilutive securities from preferred stock, stock options, warrants and convertible notes have been excluded from the computation of diluted earnings (loss) per share in the loss periods of 1997, 1998 and 1999, and potentially dilutive securities from stock options and warrants have been excluded for the loss period of 2000 and 2001, as their effect in all loss periods is antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

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

        You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should carefully review the risks declared in this document under "Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors". You are cautioned not to place undue reliance on the forward-looking, statements, which speak only as of date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

        Of the 26 business combinations we have completed to date, Healthcare Information Systems, Inc. and Northern Health Solutions, Inc. were accounted for as pooling of interests, and therefore, our financial statements include them as a part of our operations for all periods presented. We acquired four established regional healthcare information systems companies in 1997, with the first occurring in July 1997, eight companies in 1998 and fourteen companies in 1999. We have financed our 26 business combinations to date through the issuance of approximately 3.1 million shares of common stock, 120,000 shares of Series B preferred stock, $1.2 million in stock options, $4.3 million in promissory notes and $1.9 million in cash. We have made no acquisitions in the years 2000 and 2001 or to date in 2002 due to the change in the financial market and the uncertainty in the healthcare industry.

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

        Our revenues include both recurring and non-recurring revenues. We define recurring revenues as any revenues derived from an existing or acquired customer after the initial installation of the product and revenues generated from sales of new products to existing customers. We consider our non-recurring revenues to be revenues generated on sales to new customers. We expect the mix of recurring and non-recurring revenues to fluctuate because of our acquisition activities and our ability to sell our products to new customers. Over time, we believe that recurring revenues will continue to represent a large portion of our overall revenues. Recurring revenue is not a measurement defined by accounting principles generally accepted in the United States of America (GAAP) and should not be considered an alternative to, or more meaningful than, revenues as defined by GAAP. All companies do not calculate recurring revenues in the same manner or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included information concerning recurring revenues because we believe recurring revenues provides useful information regarding our overall revenue mix.

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

Gross Margin Data
(In thousands, except percentage data)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Software and Systems:
Revenues	$2,800	$3,943	$9,429	$7,736	$6,958
Cost of revenues	1,274	2,146	4,078	2,899	2,420

Gross margin	$1,526	$1,797	$5,351	$4,837	$4,538

Gross margin percentage	54.5%	45.6%	56.8%	62.5%	65.2%
	Years Ended December 31,
	1997	1998	1999	2000	2001
Customer Support and Electronic Services:
Revenues	$2,448	$5,430	$9,983	$16,171	$16,977
Cost of revenues	1,200	3,606	6,226	10,122	10,205

Gross margin	$1,248	$1,824	$3,757	$6,049	$6,773

Gross margin percentage	51.0%	33.6%	37.6%	37.4%	39.9%

        Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, assembled workforce and goodwill, and have averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized over one to ten years, depending upon the average length of employment for the employees of those companies we have acquired. Goodwill is amortized over two to ten years depending upon whether the acquisition is established as a new regional office or is consolidated into an existing regional office; and whether or not there is continuing sales of the software purchased in the acquisition. We periodically review whether there has been a permanent impairment of our long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121. In 2000 and 2001, we recorded an impairment charges of $11,935,000 and $5,770,000, respectively, for the impairment of these intangibles.

        Depreciation expense includes depreciation of property and equipment over their useful lives, which range from three to seven years. Depreciation expenses are not material to our operating results. In 2000, we recorded a $750,000 net write-off of property and equipment.

        We have invested approximately $17.3 million in product development since our inception. These funds have been primarily invested in our Windows-based, Internet-enabled products. The costs have been expensed as incurred.

        As of December 31, 2001, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $12.2 and $1.4 million, respectively available to offset future income tax, if any. These benefits will expire incrementally at various dates ending in 2022.

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

        Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the years 2000 and 2001 or to date in 2002.

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Years Ended December 31,
	1997	1998	1999	2000	2001
Revenues:
Software and systems	53.4%	42.1%	48.6%	32.4%	29.1%
Customer support and electronic services	46.6	57.9	51.4	67.6	70.9

Total revenues	100.0	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	24.3	22.9	21.0	12.1	10.1
Customer support and electronic services	22.9	38.5	32.1	42.3	42.6
Selling, general & administrative	48.9	50.2	53.5	64.8	51.7
Product development	8.4	16.0	21.2	23.3	21.4
Depreciation and amortization	7.2	15.4	20.0	23.7	13.7
Restructuring, impairment and other charges	—	—	—	54.0	24.2

Total costs and operating expenses	111.7	143.0	147.8	220.2	(163.7)
Loss from operations	(11.7)	(43.0)	(47.8)	(120.2)	(63.7)
Shareholder litigation settlement	—	—	—	—	(5.5)
Interest income (expense), net	(0.4)	(2.2)	(4.9)	(9.5)	2.6

Loss before income taxes	(12.1)	(45.2)	(52.7)	(129.7)	(66.6)

(Provision) benefit for income taxes	3.7	—	—	(0.1)	(0.1)

Net loss	(8.4)%	(45.2)%	(52.7)%	(129.8)%	(66.7)%

Year ended December 31, 2000 Compared to December 31, 2001

        Revenues.    Total revenues remained unchanged at $23.9 million for the years ended December 31, 2000 and December 31, 2001. Recurring revenues increased 0.5% from $19.5 million for the year ended December 31, 2000 to $19.6 million in the corresponding period of 2001, while non-recurring revenues decreased 2.3% from $4.4 million for the year ended December 31, 2000, to $4.3 million in the corresponding period of 2001.

          Software and Systems. The software and systems component of total revenues decreased 9.1% from $7.7 million, or 32.4% of total revenues for the year ended December 31, 2000 to $7.0 million, or 29.1% of total revenues in the corresponding period of 2001. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 57.8% and 61.7% and computer hardware and supply revenues were 42.2% and 38.3% of total software and systems revenues for the year ended December 31, 2000 and 2001, respectively. The decrease in software and systems revenue was primarily due to a continued softness in demand for new systems in the year 2001.

          Revenues from software licensing decreased 4.4% from $4.5 million for the year ended December 31, 2000 to $4.3 million for the corresponding period in 2001. Legacy product sales were 56.6% of software licensing revenues for the year ended December 31, 2000 compared to 54.1% in the corresponding period of 2001. Windows-based product sales were 43.4% of software licensing revenues for the year ended December 31, 2000 compared to 45.9% in the corresponding period of 2001. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 4.3% from $3.9 million for the year ended December 31, 2000 to $3.7 million in the corresponding period of 2001.

          Revenues from computer hardware and supplies decreased 18.2% from $3.3 million for the year ended December 31, 2000 to $2.7 million in the corresponding period of 2001. The gross margin from computer hardware and supplies revenues decreased 14.2% from $937,000 for the year ended December 31, 2000 to $804,000 for the corresponding period of 2001.

          Customer Support and Electronic Services. The customer support and electronic services component of total revenues increased 5.0% from $16.2 million, or 67.6% of total revenues in the year ended December 31, 2000, to $17.0 million, or 70.9% of total revenues in the corresponding period of 2001. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 78.6% and 73.3% and electronic services revenues were 21.4% and 26.7% for the years ended December 31, 2000 and 2001, respectively.

          Revenues from customer support decreased 2.4% from $12.7 million for the year ended December 31, 2000 to $12.4 million in the corresponding period of 2001. The decrease in cost for customer support, resulted in a significant increase in the gross margin. The gross margin for customer support revenues increased 9.5% from $4.7 million for the year ended December 31, 2000 to $5.2 million in the corresponding period of 2001. This increase in gross margin is primarily due to operational efficiencies derived from a reduction in staff.

          Revenues from electronic services increased 31.1% from $3.5 million for the year ended December 31, 2000 to $4.5 million in the corresponding period of 2001. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 20.6% from $1.3 million for the year ended December 31, 2000 to $1.6 million in the corresponding period of 2001. This increase in revenue is due to direct marketing efforts targeted at our existing clients that were not previously using these services.

        Cost of Revenues.    Total cost of revenues decreased 3.0% from $13.0 million for the year ended December 31, 2000 compared to $12.6 million in the corresponding period of 2001, and decreased as a percentage of total revenues from 54.5% for the year ended December 31, 2000 to 52.7% in the corresponding period of 2001.

          Software and Systems. Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 16.5% from $2.9 million, or 12.1% of total revenues for the year ended December 31, 2000 to $2.4 million, or 10.1% of total revenues in the corresponding period of 2001. Software licensing costs were 19.8% and 23.0%, and computer hardware and supplies costs were 80.2% and 77.0% of total software and systems costs for the year ended December 31, 2000 and 2001, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing decreased from $575,000, or 2.4% of total revenues in the year ended December 31, 2000 to $558,000 or 2.3% of software revenues for the corresponding period of 2001. Gross margin percentage for software licensing decreased slightly from 87.2% for the year ended December 31, 2000, to 87.0% for the corresponding period of 2001.

          Costs for computer hardware and supplies decreased 19.9% from $2.3 million, or 9.7% of total revenues in the year ended December 31, 2000 to $1.9 million, or 7.8% of total revenues in the corresponding period of 2001. Gross margin percentage for computer hardware and supplies increased from 28.7% for the year ended December 31, 2000 to 30.2% in the corresponding period of 2001. The increase in gross margin percentage is due to the change in product mix.

          Customer Support and Electronic Services. Customer support and electronic services costs increased slightly from $10.1 million, or 42.3% of total revenues in the year ended December 31,

  2000 to $10.2 million, or 42.6% of total revenues in the corresponding period of 2001. Customer support costs were 79.1% and 71.4%, and electronic services costs were 20.9% and 28.6% of total customer support and electronic services costs for the year ended December 31, 2000 and 2001, respectively. The increase in cost is primarily related to the increase in electronic services revenue.

          Costs for customer support decreased 9.0% from $8.0 million, or 33.5% of total revenues in the year ended December 31, 2000 to $7.3 million, or 30.5% of total revenues in the corresponding period of 2001. The customer support gross margin percentage increased from 37.0% for the year ended December 31, 2000 to 41.4% in the corresponding period of 2001, primarily due to operational efficiencies derived from a reduction in staff.

          Costs for electronic services increased 37.9% from $2.1 million, or 8.8% of total revenues in the year ended December 31, 2000 to $2.9 million, or 12.2% of total revenues, in the corresponding period of 2001. The electronic services gross margin percentage decreased from 38.8% for the year ended December 31, 2000 to 35.7% in the corresponding period of 2001. Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 20.1% from $15.5 million, or 64.8% of total revenues for the year ended December 31, 2000, to $12.4 million, or 51.7% of total revenues in the corresponding period of 2001. The dollar and percentage decrease was primarily due to improved operating efficiencies derived from our restructuring plan implemented in June 2000. As of December 31, 2001, we employed 290 persons compared to approximately 345 as of December 31, 2000. Additionally, in the second quarter of 2001, the Company resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid. The formal resolution of this issue allowed the Company to reverse approximately $140,000 from legal expense.

        Product Development.    Product development expenses decreased 8.0% from $5.6 million, or 23.3% of total revenues for the year ended December 31, 2000, to $5.1 million, or 21.4% of total revenues in the corresponding period of 2001. The dollar and percentage decreases were primarily due to improved operating efficiencies derived from consolidating our Windows-based products technology groups into one center.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 41.9% from $5.7 million or 23.7% of total revenues, for the years ended December 31, 2000, to $3.3 million, or 13.7% of total revenues, in the corresponding period of 2001. Of these amounts, amortization expenses were $4.7 million for the year ended December 31, 2000 and $2.4 million in the corresponding period of 2001. The decrease in depreciation and amortization expense for the year ended December 31, 2001 is primarily due to the write-down of assets due to impairment in the amount of $12.7 million recorded in the year 2000. This write-down will result in a reduction in depreciation and amortization in future periods.

        Restructuring, Impairment and Other Charges.    In May 2001, we made the decision to close the Salt Lake City regional office. This closure resulted in an impairment write-down of $161,000 on certain intangible assets and other charges in connection with this closure totaling $22,000. Additionally in 2001, we performed periodic reviews of the recoverability of our intangible assets and property and equipment. During 2001, these reviews resulted in the Company recording an impairment of $5.6 million for certain intangible assets. In June 2000, we implemented a restructuring plan announced during the same quarter, to improve our future operating results. Additionally, we perform periodic reviews of the recoverability of our intangible assets and property and equipment. In 2000, these reviews resulted in the Company recording an impairment of certain intangible assets and software rights. We incurred non-recurring charges of $12.9 million associated with the restructuring plan, impairment of certain intangibles and software rights. These charges were primarily associated with older legacy software products that were being discontinued, a charge for write-off of purchased software that has become obsolete and the payment to employees for severance agreements and costs associated with closing a regional office and combining two regional offices.

        Other Income (Expense).    Total other expense, net was $2.3 million, or 9.5% of total revenues for the year ended December 31, 2000, compared to other expense, net of $686,000 or 2.6% of total revenues for the year ended December 31, 2001. The year ended December 31, 2000 included a non-cash interest charge for the beneficial conversion feature of a promissory note totaling $3.0 million. The year ended December 31, 2001 included a shareholder litigation settlement charge of $1.3 million to record its portion of the cost to settle the class action lawsuits against the Company. (See Item 3.—Legal Proceedings for additional information.) The year ended December 31, 2000 included interest income earned on our investment securities and other miscellaneous income of approximately $1.2 million, compared to $782,000 for the same corresponding period in 2001. This interest decrease is due to two factors: Average cash investments decreased from $13.3 million for the year ended December 31, 2000 to $6.7 million for the year ended December 31, 2001 and the interest rate earned on these investments decreased from 6.09% for the year ended December 31, 2000 to 4.44% for the year ended December 31, 2001. These income items were offset by interest expense on our short and long-term debt of $484,000 and $168,000 for the year ended December 31, 2000 and 2001, respectively.

        Income Taxes.    No tax benefit was recorded for the years ended December 31, 2000 and 2001. In 2000 and 2001, we recorded $18,000 and $15,000 respectively to recognize the minimum tax liability in several states that require such payment. The acquired companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with post-acquisition net operating losses.

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

        Income Taxes.    No tax benefit was recorded for the years ended December 31, 1999 and 2000. In 2000, we recorded $18,000 to recognize the minimum tax liability in several states that required such payment. The acquired companies acquisition-date net operating loss carryovers were greater than the additional deferred tax liabilities that were recorded in connection with the purchase of intangibles other than goodwill. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with post-acquisition net operating losses.

Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

        Revenue Recognition.    Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of installation. We provide our customers with a limited right of return and record a reserve for sales returns when revenue is recorded. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        Inventories.    Inventories are stated at the lower of cost or market, cost being determined on the specific identification method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly.

        Intangibles.    Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforce. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to ten years, depending upon whether the acquisition is established as a new regional office or is consolidated into an existing one and whether or not there are continuing sales of the software purchased in the acquisition. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized on a straight-line basis over a period of one to ten years depending upon the average length of employment for the employees of the acquired companies. Intangibles and other long-lived assets, such as property and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value, which is determined by reference to the present value of estimated future cash flows.

Liquidity and Capital Resources

        Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82.0% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

        Cash, cash equivalents and investments totaled $9.5 million at December 31, 2001 compared to $17.3 million at December 31, 2000. Net cash used for operating activities was $9.3 million, $9.5 million and $7.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in operating activities for the years ended December 31, 1999 related to the net loss for the period, which was offset primarily by depreciation and amortization expense. Net cash used in operating activities for the year ended December 31, 2000 related to the net loss for the period offset primarily by an increase in depreciation and amortization expense, impairment of certain intangibles, the recognition of non-cash interest charge for the beneficial conversion feature of a promissory note, the amortization of the fair value of warrants and the loss on disposal of property and equipment.     Net cash used in operating activities for the year ended December 31, 2001 related to the net loss for the period offset primarily by depreciation and amortization expense and an impairment of certain intangibles.

        Net cash provided by investing activities was $2.9 million for the year ended December 31, 1999 and consisted primarily of cash received from businesses acquired offset slightly by purchases of property and equipment. Net cash used for investing activities was $14.3 million for the year ended December 31, 2000 and consisted primarily of the purchases of higher-yield short-term and long-term investments, as well as the purchase of computers and office equipment used in our regional offices. Net cash provided by investing activities was $6.8 million for the year ended December 31, 2001 and consisted primarily of the sale of short-term investments.

        Net cash provided by financing activities was $6.2 million for the year ended December 31, 1999 and was related primarily to the issuance of preferred stock and proceeds from issuance of long-term debt. Net cash provided by financing activities was $27.3 million for the year ended December 31, 2000 and consisted of $31.0 million in net proceeds from the issuance of common stock and $1.2 million from the issuance of long-term debt, partially offset by $4.9 million in principal payments on long-term debt. Net cash used for financing activities was $580,000 for the year ended December 31, 2001 and consisted of payments on principal long-term debt and the repurchase of the Company's common stock

        In addition, at December 31, 2001 we had $460,000 in capital leases primarily for computers and office equipment. In addition, we had $1,017,000 in assumed debt or promissory notes issued in connection with acquisitions that was outstanding at December 31, 2001. Interest rates on the promissory notes range from non-interest bearing to 11.98%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005, 2006 and thereafter are $1.8 million, $1.4 million, $1.0 million, $632,000, $182,000 and $49,000, respectively.

        Prior to the IPO, we operated with negative working capital and with negative cash flow. Since the IPO, we have eliminated our negative working capital position. However, the negative cash flow from operations has continued, and is expected to continue, until we expand our cross-selling of new products and add-on services to our existing customer base or further reduce operating expenses.

        We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least December 2002. However, we may seek to raise additional funds to cover unexpected losses, fund more rapid expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complimentary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

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

RISKS ASSOCIATED WITH OUR BUSINESS

Internal Control Deficiencies Noted As A Result Of The Resignation By Our Independent Auditors And An Independent Investigation By Our Audit Committee And Outside Counsel May Represent Material Weaknesses In Our Internal Controls.

        On February 8, 2002, Arthur Andersen LLP ("Andersen") resigned as our independent auditors. Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. Our audit committee, with the assistance of outside counsel, has conducted and completed an internal investigation related the issues raised by Andersen in its resignation as our independent auditors. The investigation found no evidence of manipulation on the part of VantageMed or our management, but determined that the issues raised by Andersen were the result of inadequate internal controls. While not reported as such, these deficiencies could represent material weaknesses in our internal controls.

        As a result of the investigation, we have hired a new chief financial officer, and have instituted certain measures to improve internal controls including improved communication between management and the audit committee. We believe that these measures will correct the noted internal control deficiencies. However, there can be no assurance that we will not continue to experience such deficiencies in the future.

The Resignation By Our Independent Auditors Has Prompted Inquiries By Nasdaq And The SEC

        The resignation by Andersen and the subsequent independent investigation by our audit committee and outside counsel has prompted informal inquiries by Nasdaq and the SEC. Senior management and the audit committee have met with Nasdaq and the SEC and provided all information requested. In response to certain Nasdaq recommendations, we have taken proactive measures to enhance internal controls and enhance our senior management team and board of directors.

        There can no assurance that the Nasdaq or the SEC will not expand their investigations or whether the proactive measures we have instituted will be sufficient to avoid disciplinary action by the Nasdaq or the SEC.

We Have A Limited Operating History, A History Of Losses, Expect Our Expenditures To Increase And Our Losses To Continue, And May Never Achieve Profitability

        We have incurred operating losses since our incorporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $61.9 million, of which $14.6 million was amortization and depreciation, $17.7 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing, If Required

        We expect our cash and other current resources to sustain us through at least the end of 2002. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund more rapid expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Further, we can offer no assurances that our current resources will sustain us beyond December 2002.

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

Our Stock May Be Delisted From The NASDAQ National Market

        In March 2002, we received written notification from The Nasdaq National Market regarding the Company's failure to maintain the minimum closing bid price requirement to remain listed on The Nasdaq National Market. In April 2002 we received further notification from The Nasdaq National Market advising us that the Company's stock ticker symbol was being changed to "VMDCE" because of our failure to timely file our Form 10-K. We were given until June 19, 2002 to cure the deficiencies or request a hearing appealing the Nasdaq staff's decision to delist our stock. If our stock is delisted and the market price for our stock remains below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company's securities. As a result of the additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of our stock.

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

        Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

        Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel. There are a limited number of persons with the requisite skills available to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. We recently hired a new chief executive officer and chief financial officer. It is uncertain how long it will take for our new executives to integrate into our management team and if they will be effective in their roles.

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

        We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the year ended December 31, 2000 and 2001. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

        Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Industry competitors include organizations such as WebMD Corporation (formerly Medical Manager Corporation), Infocure Corporation, doing business as VitalWorks and PracticeWorks, Inc., Misys Healthcare Systems, McKessonHBOC, Quality Systems Inc., Millbrook Corporation, Dentrix Dental Systems, Inc., and NDC Health. Additionally, within each regional market there are several smaller competitors who have developed technologically advanced products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. New healthcare information Internet companies may become direct competitors in the future. Many of our competitors have greater financial, research and development, technical, marketing and sales resources than we do. In addition, other entities not currently offering products and services similar to ours may enter our market. We may not be able to compete successfully with current and/or future competitors. Failure to do so could prevent us from increasing or sustaining revenues and achieving profitability.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and the long-term debt obligations.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of December 31, 2001, the Company had approximately $8.0 million in total available-for-sale investment securities (see Note 5 of Notes to Consolidated Financial Statements.) Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Historically, and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities.

        The Company has one promissory note with interest at prime plus 1.5%, not to exceed 10.5%. The Company is subject to interest rate fluctuations whereby interest payments could increase if market interest rates increase, but estimates that a 10 percent increase in interest rates is not expected to have a material effect on the Company's near-term condition or results of operations.

Item 8. Financial Statements

        The Company's Consolidated Financial Statements and Financial Statement Schedule are located on the pages indicated below:

Report of Independent Certified Public Accountants

Board of Directors
VantageMed Corporation

        We have audited the accompanying consolidated balance sheet of VantageMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VantageMed Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II for the year ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/GRANT THORNTON LLP

San Francisco, California
May 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VantageMed Corporation:

        We have audited the accompanying consolidated balance sheet of VANTAGEMED CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VantageMed Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed as Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Sacramento, California
February 16, 2001

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,788	$2,792
Short-term investments	12,507	4,131
Accounts receivable, net of allowance of $240 and $171, respectively	2,130	2,295
Current portion of notes receivable	76	189
Inventories	455	347
Prepaid expenses and other	281	468

Total current assets	19,237	10,222
LONG-TERM INVESTMENTS	1,001	2,583
NOTES RECEIVABLE, net of current portion	301	32
PROPERTY AND EQUIPMENT, net	1,736	1,268
INTANGIBLES, net	11,914	3,701

Total assets	$34,189	$17,806

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$525	$553
Accounts payable	1,274	1,285
Accrued liabilities	1,666	1,554
Customer deposits and deferred revenue	2,771	2,699

Total current liabilities	6,236	6,091
LONG-TERM DEBT, net of current portion	1,155	924

Total liabilities	7,391	7,015
COMMITMENTS AND CONTINTGENCIES (Note 10 and 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,625,971 and 8,535,831 shares issued and outstanding, respectively	9	9
Additional paid-in capital	72,654	72,549
Accumulated other comprehensive (loss) income	(3)	40
Deferred compensation	(32)	—
Accumulated deficit	(45,830)	(61,807)

Total stockholders' equity	26,798	10,791

Total liabilities and stockholders' equity	$34,189	$17,806

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	1999	2000	2001
REVENUES:
Software and systems	$9,429	$7,736	$6,958
Customer support and electronic services	9,983	16,171	16,977

Total revenues	19,412	23,907	23,935

OPERATING COSTS AND EXPENSES:
Software and systems	4,078	2,899	2,420
Customer support and electronic services	6,226	10,122	10,205
Selling, general and administrative	10,382	15,496	12,379
Product development	4,120	5,572	5,129
Depreciation and amortization	3,873	5,656	3,286
Restructuring, impairment and other charges	—	12,899	5,792

Total operating costs and expenses	28,679	52,644	39,211

LOSS FROM OPERATIONS	(9,267)	(28,737)	(15,276)

OTHER INCOME (EXPENSE):
Shareholder litigation settlement	—	—	(1,300)
Interest income	74	1,202	782
Interest expense	(1,022)	(3,484)	(168)

Total other expense, net	(948)	(2,282)	(686)

LOSS BEFORE INCOME TAXES	(10,215)	(31,019)	(15,962)
INCOME TAXES	—	(18)	(15)

Net loss	$(10,215)	$(31,037)	$(15,977)

Basic and diluted net loss per share	$(3.13)	$(3.84)	$(1.86)

Weighted-average shares—basic and diluted	3,261,712	8,086,410	8,595,653

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock
								Accumulated Other Comprehensive Income (Loss)
	Series A-1		Series B		Common Stock
							Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount					Total
BALANCE, December 31, 1998	413,018	$—	100,000	$—	2,405,996	$2	$7,494	$—	$—	$(4,578)	$2,918
Issuance of common stock	—	—	—	—	73,317	—	654	—	—	—	654
Issuance of common stock in connection with acquisitions	—	—	—	—	1,845,508	2	21,707	—	—	—	21,709
Issuance of stock options and warrants in connection with acquisitions	—	—	—	—	—	—	1,237	—	—	—	1,237
Conversion of Series A preferred stock to Series A-1 preferred stock	(413,018)	—	—	—	—	—	(1,200)	—	—	—	(1,200)
Issuance of Series A-1 preferred stock	1,795,300	2	—	—	—	—	4,698	—	—	—	4,700
Issuance of Series B preferred stock in connection with acquisition	—	—	20,000	—	—	—	240	—	—	—	240
Conversion of notes payable into common stock	—	—	—	—	29,549	—	280	—	—	—	280
Exercise of stock options	—	—	—	—	955	—	6	—	—	—	6
Deferred compensation	—	—	—	—	—	—	111	—	(111)	—	0
Amortization of deferred compensation	—	—	—	—	—	—	—	—	33	—	33
Issuance of warrants	—	—	—	—	—	—	130	—	—	—	130
Net loss	—	—	—	—	—	—	—	—	—	(10,215)	(10,215)

BALANCE, December 31, 1999	1,795,300	2	120,000	—	4,355,325	4	35,357	—	(78)	(14,793)	20,492
Issuance of common stock in connection with IPO	—	—	—	—	3,000,000	3	31,035	—	—	—	31,038
Conversion of Series A-1 preferred stock into common stock	(1,795,300)	(2)	—	—	599,425	1	1	—	—	—	—
Conversion of Series B preferred stock into common stock	—	—	(120,000)	—	120,000	—	—	—	—	—	—
Conversion of notes payable into common stock	—	—	—	—	527,810	1	6,260	—	—	—	6,261
Exercise of stock options	—	—	—	—	23,411	—	1	—	—	—	1
Amortization of deferred compensation	—	—	—	—	—	—	—	—	46	—	46

Subtotal	—	—	—	—	8,625,971	9	72,654	—	(32)	(14,793)	57,838

Comprehensive Income:
Unrealized loss on investment	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss										(31,037)	(31,037)

Comprehensive Loss											(31,040)

BALANCE, December 31, 2000	—	—	—	—	8,625,971	9	72,654	(3)	(32)	(45,830)	26,798
Exercise of stock options	—	—	—	—	17,367	—	2	—	—	—	2
Repurchase of common stock	—	—	—	—	(107,507)	—	(107)	—	—	—	(107)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	32	—	32

Subtotal	—	—	—	—	8,535,831	9	72,549	(3)	—	(45,830)	26,725

Comprehensive Income:
Unrealized gain on investment	—	—	—	—	—	—	—	43	—	—	43
Net loss										(15,977)	(15,977)

Comprehensive Loss											(15,934)

BALANCE, December 31, 2001	—	$—	—	$—	8,535,831	$9	$72,549	$40	$0	$(61,807)	$10,791

The accompanying notes to consolidated financial statements are an integral part of these statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,215)	$(31,037)	$(15,977)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	3,873	5,656	3,286
Loss on disposal of assets	14	750	31
Bad debt expense	86	164	144
Impairment of intangibles	—	11,935	5,770
Beneficial interest conversion	—	3,000	—
Amortization of deferred compensation	33	46	32
Amortization of warrants	50	—	—
Changes in assets and liabilities, net of effects from acquisitions—
Accounts receivable	(322)	169	(209)
Inventories	(181)	25	108
Prepaid expenses and other	(1,233)	1,783	(187)
Book overdraft	(1,632)	—	—
Accounts payable	1,466	(1,078)	11
Accrued liabilities	(710)	(764)	(112)
Customer deposits and deferred revenue	(531)	(135)	(72)

Net cash used for operating activities	(9,302)	(9,486)	(7,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of effects from acquisitions	(526)	(493)	(252)
Purchase of intangible asset	—	(147)	—
Purchase of investments	—	(117,566)	(36,155)
Proceeds from maturities of investments	—	104,055	42,992
Proceeds from sale of property and equipment	—	18	7
Paydown (issuance) of notes receivable	—	(185)	56
Cash received from businesses acquired, net	3,423	—	—

Net cash provided by (used for) investing activities	2,897	(14,318)	6,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	660	31,039	2
Repurchase of common stock	—	—	(107)
Issuance of preferred stock	3,000	—	—
Proceeds from issuance of long-term debt	3,256	1,200	111
Payments on long-term debt	(696)	(4,897)	(475)

Net cash provided by (used for) financing activities	6,220	27,342	(469)

Net change in cash and cash equivalents	(185)	3,538	(996)
CASH AND CASH EQUIVALENTS, beginning of year	435	250	3,788

CASH AND CASH EQUIVALENTS, end of year	$250	$3,788	$2,792

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND RISKS:

        VantageMed Corporation (the Company) was incorporated in California on June 1, 1995. On April 9, 1997, the Company was reincorporated in Delaware. In February 2000, the Company completed its initial public offering (IPO) of 3 million shares of its common stock, the gross proceeds of which aggregated approximately $36 million. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Sacramento, Los Angeles and San Francisco, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians and physician organizations and other healthcare providers in the operation of their practices and organizations. The Company has built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

        The practice management software products offered by the Company provide physicians and other healthcare professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to approximately one hundred users. The Company also provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing, and electronic remittance advices.

Risks and Uncertainties

        The Company has suffered recurring losses from operations since its inception. These losses have resulted in negative operating cash flows. The Company may never be able to achieve positive operating cash flow or profitability.

        The Company is also subject to a number of additional risks, including, but not limited to, risks associated with acquisitions (successful integration and operation of new products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. Management believes that the Company has cash, short-term and long-term investments sufficient to meet its cash flow needs for the foreseeable future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actually results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Short-term and Long-term Investments

        The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Gains or losses on securities sold are based on the specific identification method.

Financial Instruments

        The fair values of financial instruments are the amounts at which the instruments could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values. The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of short-term and long-term debt are also considered to approximate fair values.

Inventories

        Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the remaining lease term. Maintenance and repairs are expensed as incurred.

Intangibles

        Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforce. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to ten years, depending upon whether the acquisition is established as a new regional office or is consolidated into an existing office and whether or not there are continuing sales of the software purchased in the acquisition. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Assembled workforce is amortized on a straight-line basis over a period of one to ten years depending upon the average length of employment for the employees of the acquired companies.

Asset Impairment

        Long-lived assets, such as property and equipment and intangibles are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. A write-down of assets due to impairment in the amount of $12,685,000 and $5,770,000 was recorded for the years ended December 31, 2000 and 2001, respectively (see Notes 4 and 8).

Software Development Costs

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

        The Company enters into license agreements with customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Other customer support and electronic services are also provided to licensees of the Company's software products. These services consist primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately or, if the element is not yet being sold separately, the price established by management of sufficient authority. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

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

Accounts Receivable

        The majority of the Company's accounts receivable are derived primarily from the sale of software and systems, and recurring customer support and electronic service revenues. Customers are required to pay the balance due on their sales contracts within 30 days of installation. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Basic Net Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive securities related to stock options, warrants, convertible notes and the conversion of Series A-1 and Series B convertible preferred stock are excluded from the computation of basic net loss per share for the year ended December 31, 1999 and potentially dilutive securities related to stock options and warrants have been excluded for the year ended December 31, 2000 and 2001, because their effect is antidilutive for all periods, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. There were 1,795,300, 0, and 0 shares of Series A-1 convertible preferred stock outstanding at December 31, 1999, 2000, and 2001, respectively. There were 120,000, 0 and 0 shares of Series B convertible preferred stock outstanding at December 31, 1999, 2000 and 2001, respectively. Both Series A-1 and Series B preferred stock were converted into common stock on February 14, 2000. In addition, there were 781,000 outstanding options, warrants and convertible notes as of December 31, 1999, and 956,000 and 1,270,000 outstanding options and warrants as of December 31, 2000 and 2001, respectively.

Comprehensive Loss

        The Company reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130),"Reporting Comprehensive Income." Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During 1999, the Company had no comprehensive income components; therefore, comprehensive loss was the same as net loss for that year. During 2000 and 2001, other comprehensive income consisted of unrealized holding gains and losses on available-for-sale investment securities.

Stock-Based Compensation

        The Company has adopted the disclosure only requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation" and continues to account for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" SFAS 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS 123 had been adopted. The Company amortizes pro-forma deferred compensation on a straight-line basis. For the years ended December 31, 1999, 2000 and 2001, the Company recognized $33,000, $46,000 and $32,000 in compensation expense related to stock options.

Recent Pronouncements

        In July 2001, the Financial Accounting Standards (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. SFAS No. 141 became effective on July 1, 2001. The adoption of SFAS No. 141 did not materially effect the Company's statements of financial condition and results of operations. SFAS No. 142 will become effective on January 1, 2002. Absent SFAS No. 142, the Company would record goodwill amortization expense of approximately $250,000 in 2002. Such amortization expense will no longer be recorded upon adoption of this statement. Rather, goodwill will be tested periodically for impairment.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after January 1, 2002. The Company does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

3. BUSINESS COMBINATIONS:

        Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." As a

result, the Company recorded the identifiable assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Intangibles including acquired software, customer lists, covenants not to compete and assembled workforce are valued based upon discounted future cash flows associated with the related intangible asset and its economic life. The acquired deferred revenues were recorded at values, which approximate the present value of cost that will be incurred to full maintenance and support obligations plus a normal profit. The financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition. The consideration for the purchases was cash, notes and company stock. The value of the Company's stock given in consideration was determined through a combination of negotiation between the buyer and the seller and by comparing the value used to other shares issued for cash.

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

        The Company acquired Medical Digital Technologies, Inc. (MDT) in October 1999. The aggregate purchase price of $2,620,000 comprised $600,000 in cash, $500,000 in notes payable and 96,491 shares of common stock issued at $15.75 per share for a total of $1,520,000 in common stock. Goodwill and customer lists are being amortized over ten years, acquired software over two years, covenants not to compete over three years and assembled workforce over four years.

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

        The Company also acquired Acrotrex Corporation, Metropolitan Information Systems, Inc., Care Information Systems, Inc., Logos Systems, Inc., Health Information Network and Pepware Software, Inc. (Other 1999 Acquisitions) in 1999. The aggregate purchase price of $2,986,000 comprised $25,000 in cash, $598,000 in notes payable and 233,376 shares of common stock issued at prices ranging from $9.60 to $15.75 per share for a total of $2,363,000 in common stock. Goodwill is being amortized over two to ten years, acquired software over two to four years, customer lists over four to ten years, covenants not to compete over three years and assembled workforce over one to ten years.

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the foregoing acquisitions accounted for as purchases in the year ended December 31, 1999 (in thousands):

	Civitec	MSS	Brand	Mariner	CSS	CDS	MDT	Data Decisions	Other 1999 Acquisitions	Total
Cash	$234	$18	$56	$3,962	$13	$277	$321	$16	$86	$4,983
Accounts receivable	18	92	—	177	57	171	132	126	248	1,021
Inventories	3	—	—	3	102	6	28	41	11	194
Prepaid expenses and other	7	225	—	390	4	14	89	—	111	840
Property and equipment	24	—	115	324	11	20	37	83	57	671
Goodwill	735	493	2,214	6,607	850	1,661	1,788	1,924	2,113	18,385
Other intangibles	1,246	1,114	1,096	1,302	713	1,001	1,265	994	2,255	10,986
Account payable	(56)	(34)	(130)	(68)	(41)	(28)	(139)	(85)	(145)	(726)
Accrued liabilities	(38)	(81)	(110)	(799)	(12)	(89)	(178)	(41)	(279)	(1,627)
Customer deposits and deferred revenue	(289)	(64)	(546)	(379)	(62)	(202)	(217)	(43)	(109)	(1,911)
Long-term debt	—	(13)	(50)	(166)	—	(19)	—	(116)	(460)	(824)
Deferred tax liability	(498)	(472)	(438)	(956)	(285)	(400)	(506)	(411)	(902)	(4,868)

Net assets acquired	$1,386	$1,278	$2,207	$10,397	$1,350	$2,412	$2,620	$2,488	$2,986	$27,124

Pro Forma Consolidated Results of Operations (Unaudited)

        The following unaudited pro forma information presents the consolidated results of operations of the Company as if all of the acquisitions had occurred as of the beginning of 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization, and interest expense on the acquisition financing. The Company believes the assumptions used in the unaudited pro forma results of operations were reasonable. The unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of January 1, 1999, nor is it indicative of future results of operations (in thousands, except per share amounts):

Pro Forma Year Ended December 31, 1999
Revenue	$27,463
Depreciation and amortization	6,369
Loss available to common stockholders	(13,059)
Basic and diluted loss per share	$(3.04)

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

        The components of restructuring, impairment and other charges include the following (in thousands):

	2000	2001
Impairment of intangibles	$11,935	$5,770
Write-off of acquired software rights	750	0
Restructuring charges	214	22

Total restructuring, impairment and other charges	$12,899	$5,792

Impairment of Intangibles

        During 2000 and 2001, the Company determined that the carrying value of certain intangible assets acquired in connection with business combinations accounted for as purchases exceeded their fair value and were written down accordingly. This occurred due to changes in business conditions and products, in addition to current period operating and cash flow losses combined with financial projections and forecasts that indicate continuing poor performance of certain acquired companies. The determination of the fair value of the separately identifiable intangible assets arising from the purchase business combinations was determined using the present value of expected future cash flows from the acquired companies using a discount rate commensurate with the risks involved. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge of $11,935,000 for the impairment of these intangibles in 2000 and an additional impairment charge of $5,770,000 in 2001.

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

        In May of 2001, the Company incurred other charges of $22,000 in connection with the closure of the Salt Lake City regional office.

5. SHORT-TERM AND LONG-TERM INVESTMENTS:

        Short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$1,325	$—	$—	$1,325
U.S. Government Agency	1,011	9	—	1,020
Commercial Paper	5,663	33	2	5,694

Total available-for-sale investment securities	$7,999	$42	$2	$8,039

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$2,946	$1	$3	$2,944
U.S. Government Agency	1,000	1	—	1,001
Commercial Paper	12,509	10	12	12,507

Total available-for-sale investment securities	$16,455	$12	$15	$16,452

        The amortized cost and fair value of available-for-sale investment securities by contractual maturity, were as follows (in thousands):

	December 31, 2001
	Amortized Cost	Fair Value
Due within one year	$5,443	$5,456
Due after one, but within 5 years	2,556	2,583

Total available-for-sale investment securities	$7,999	$8,039

	December 31, 2000
	Amortized Cost	Fair Value
Due within one year	$15,455	$15,451
Due after one, but within 5 years	1,000	1,001

Total available-for-sale investment securities	$16,455	$16,452

6. NOTES RECEIVABLE:

        The Company has five notes receivable at December 31, 2001. Two notes totaling $78,000, bear interest at 6 percent per annum, and are secured by irrevocable letters of credit due March 31, 2003. One note totaling $30,000 is with an employee of the Company. It bears interest at 8 percent per annum and is unsecured. Additionally, the Company has one note totaling $200,000 with a former officer and director of the Company, bearing interest at the prime rate and is secured by 300,000 shares of the Company's common stock. Monthly interest payments are due beginning December 2001, after payment of interest for the previous full year has been made. Total principal and any remaining interest due are payable on November 3, 2002. Also, there is one note totaling $23,000 with a former employee of the Company, which bears interest at the prime rate plus 2 percent, and is secured by 20,000 shares of the Company's common stock. As of December 31, 2001, these two notes are in default and the Company has reserved $100,000 and $10,000 on each note, respectively, representing its estimate of the uncollectable portion of the notes.

        The Company had four notes receivable at December 31, 2000. Two notes totaling $127,000, with interest at 6 percent per annum, each secured by an irrevocable letter of credit due March 31, 2003. One note totaling $200,000 was with a former officer and director of the Company, with interest at the prime rate and was secured by shares of the Company's common stock, due November 3, 2002. One note totaling $50,000 was with an employee of the Company. It had interest at 8 percent per annum and was unsecured.

7. PROPERTY AND EQUIPMENT:

        Property and equipment net, consisted of the following (in thousands):

	December 31,
	2000	2001
Office and computer equipment	$2,389	$2,654
Furniture and fixtures	413	406
Vehicles	64	47
Leasehold improvements	119	182

	2,985	3,289
Less: accumulated amortization and depreciation	(1,249)	(2,021)

	$1,736	$1,268

        Depreciation expense was approximately $851,000, $907,000 and $843,000, for the years ended December 31, 1999, 2000 and 2001, respectively. In connection with the restructuring plans described in Note 4, the Company wrote off certain software rights with a book value of $750,000 in the year ended December 31, 2000.

8. INTANGIBLES:

        Intangibles, net of impairment charges and amortization, consisted of the following (in thousands):

	December 31,
	2000	2001
Goodwill	$7,839	$5,645
Acquired software	4,794	4,276
Customer lists	8,226	5,068
Covenants not to compete	169	147
Assembled workforce	227	150

	21,255	15,286
Less: accumulated amortization	(9,341)	(11,585)

	$11,914	$3,701

        Amortization expense related to intangibles was approximately $3,022,000, $4,749,000, and $2,443,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Additionally in 2000, the Company wrote down certain intangibles due to impairment by $11,935,000. In 2001, we recorded an additional write down due to impairment of $5,609,000 and in connection with the closure of the Salt Lake City region, the Company wrote off certain intangibles with a cost of $360,000 and accumulated depreciation of $199,000.

9. SHORT-TERM AND LONG-TERM DEBT:

        The Company's long-term debt consisted of (in thousands):

	December 31,
	2000	2001
Promissory note, owner of acquired company, interest at prime plus 1.5%, not to exceed 10.5% per annum (6.25% at December 31, 2001), monthly principal payments plus accrued interest commencing August 1999, due in full by August 2005, unsecured	$1,031	$822
Promissory notes, former stockholders of acquired company	120	67
Promissory notes, financial institution, bearing interest at 9.5%, monthly principal and interest payments through February 2003, secured by Company vehicles	7	4
Promissory note, stockholder, non-interest bearing, monthly payments, due on demand	4	—
Promissory note, finance company, bearing interest at 3.9%, principal payments through March 2003, secured by assets of the Company	12	7
Promissory note, finance company, bearing interest at 10.3%, monthly principal and interest payments through July 2004, secured by assets of the Company	—	67
Promissory note, finance company, bearing interest at 10.66%, monthly principal and interest payments through April 2004, secured by assets of the Company	—	21
Promissory note, finance company, bearing interest at 11.98%, monthly principal and interest payments through February 2004, secured by assets of the Company	—	7
Promissory note, finance institution, bearing interest at 8.13%, monthly principal and interest payments through March 2003, secured by assets of the Company	—	22
Capital lease obligations	506	460

	1,680	1,477
Less: current portion	(525)	(553)

	$1,155	$924

        All future minimum principal payments under all debt obligations excluding capital lease obligations subsequent to December 31, 2001 are as follows (in thousands):

Year Ending December 31,
2002	$360
2003	274
2004	249
2005	134

$1,017

10. CAPITAL AND OPERATING LEASE OBLIGATIONS:

        The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2002	$238	$1,276
2003	154	1,011
2004	95	712
2005	54	447
2006	—	182
Thereafter	—	49

Total minimum payments	$541	$3,677

Less: interest on capital lease obligations at rates of 4.45% to 25.05%	(81)

Net minimum principal payments	460
Less: current maturities	(193)

Long-term portion	$267

        Assets recorded under capitalized lease agreements included in property and equipment consist of $676,000 of cost with $277,000 in accumulated depreciation. Rent expense was approximately $866,000, $1,323,000 and $1,337,000, for the years ended December 31, 1999, 2000 and 2001, respectively.

11. STOCKHOLDERS' EQUITY:

Stock Splits

        During 1999, the Board of Directors approved a one-for-three reverse stock split. The split was effective shortly before the completion of the IPO on February 14, 2000, and affected all outstanding shares of common stock. All common shares and per share data in these financial statements have been retroactively adjusted to give effect to the reverse stock split. In addition, the conversion and exercise provisions of the outstanding shares of preferred stock, stock options and warrants have been adjusted accordingly.

Preferred Stock

        Upon completion of the Company's initial public offering of common stock, all outstanding shares of Series A-1 preferred stock was converted at the option of the holder into 599,425 shares of common stock, and all outstanding shares of Series B preferred stock was automatically converted into 120,000 shares of common stock.

Initial Public Offering

        In February 2000, the Company completed an IPO of 3 million shares of its common stock. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate-offering price of the shares of common stock registered and sold was $36 million. The Company paid an aggregate amount of approximately $2,520,000 in underwriting discounts and commissions. In addition, expenses incurred in connection with the offering totaled approximately $2,440,000.

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

Deferred Compensation

        As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $111,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the options at the grant date. The amortization of the deferred compensation is charged to operations over the vesting period of the options. Total amortization expense recognized was $33,000, $46,000 and $32,000 for the years ended December 31, 1999, 2000, and 2001, respectively. As of December 31, 2001, the total amount of $111,000 has been fully amortized.

Stock Repurchase Program

        On May 13, 2001, the Company announced a stock repurchase program. Under this program, the Company can repurchase from time to time at management's discretion, up to 250,000 shares of the Company's common stock in the open market or in private transactions. At December 31, 2001, the Company had repurchased 107,507 shares at an average price of $0.99 per share in the open market.

Warrants

        During 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants to purchase up to 66,666 shares of the Company's common stock at a price of $7.50 per share, the fair value on the date of issuance, and the right to purchase another 50,000 shares of the Company's common stock at the price of $10.50 per share. The warrants became immediately exercisable upon the conversion of the note to common stock and all unexercised warrants were to expire on August 31, 1999. The fair value of the warrants of approximately $50,000 was calculated using the Black-Scholes option pricing model and was amortized to interest expense over the two-month term of the note. Subsequently the note was converted to 13,333 shares of common stock at $7.50 per share, and 6,666 warrants were exercised at $7.50 per share. The remaining warrants expired on August 31, 1999.

        In August 1999, the Company issued 30,000 warrants at an exercise price of $11.10 per share in connection with an acquisition. The fair value of these warrants was recorded as additional purchase price. In October 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants for 13,333 shares exercisable at a price equal to $7.20, this being 60% of the $12.00 initial price of shares of the Company's common stock sold in the IPO. These warrants may be exercised at any time before October 6, 2002. The fair value of the warrants of approximately $80,000 was calculated using the Black-Sholes option pricing model and is being amortized to interest expense over the term of the note.

12. STOCK OPTION PLANS:

        The Company has two stock option plans, the Healthcare Information Systems Plan (HIS Plan) and the 1998 Stock Option/Stock Issuance Plan (1998 Plan). No further options may be granted under the HIS Plan, and all 17,022 options previously granted and outstanding under the HIS Plan have been converted into options to purchase the Company's common stock. Each HIS option was converted into 0.13055 of the Company's options at an exercise price of $1.89 per share. Under the 1998 Plan, the Board of Directors is authorized to grant options for up to 1,000,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two separate equity programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered the Company. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant.

        As permitted by SFAS 123, the Company has elected to account for grants to employees using the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the Company's option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, the Company's pro forma net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Net loss available to common stockholders
As reported	$(10,215)	$(31,037)	$(15,977)
Pro forma	(11,632)	(31,320)	(16,632)
Basic and diluted loss per share
As reported	$(3.13)	$(3.84)	$(1.86)
Pro forma	(3.57)	(3.87)	(1.93)

        For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	1999	2000	2001
Dividend yield	0%	0%	0%
Risk-free interest rate	6.3%	6.0%	5.0%
Stock price volatility	70%	150%	130%
Expected life	6 years	6 years	6 years

        Based upon the above assumptions, the weighted average fair value of the employee stock options granted during 2001 was $0.87. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

        A summary of stock option activity and related information is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	1999		2000		2001
	Number of Shares	Wtd. Avg. Exercise Price Per Share	Number of Shares	Wtd. Avg. Exercise Price Per Share	Number of Shares	Wtd. Avg. Exercise Price Per Share
Balance, beginning of period	186	$7.14	537	$8.00	913	$4.97
Granted	249	9.74	510	2.15	430.96
Assumed	124	7.10	—	—	—	—
Exercised	(1)	6.18	(23)	.06	(17)	.06
Forfeited or canceled	(21)	16.07	(111)	7.70	(98)	4.63

Balance, end of period	537	8.00	913	4.97	1,228	3.66

Vested, end of period	198		282		567

        During 1999, the Company assumed 124,204 stock options issued by acquired companies at exercise prices between $0.06 and $62.81 per share. All assumed stock options were rolled into the Company's 1998 Plan with no change in option terms from the original grant.

        The following table summarizes information about the Company's outstanding stock options at December 31, 2001 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price	# of Shares Outstanding	Wtd. Avg. Contract Life Remaining	Wtd. Avg. Exercise Price	# of Shares Vested	Wtd. Avg. Exercise Price
$.06 - $1.75	686	4.92	$1.23	269	$1.29
$1.82 - $4.50	230	7.93	2.80	109	2.72
$6.50 - $8.34	140	2.79	7.42	83	7.35
$9.60 - $11.10	152	7.55	10.59	94	10.58
$12.56 - $62.81	20	7.17	18.41	12	19.89

$.06 - $62.81	1,228	5.99	3.66	567	4.40

13. SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash payments for interest amounted to approximately $922,000, $285,000 and $153,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The Company made cash payments for income taxes of approximately $0, $0 and $19,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

        During the year ended December 31, 2000, the Company converted one promissory note with principal and interest totaling $3,062,000 into 510,685 shares of common stock. The beneficial conversion feature of this note was $3,000,000 and was recognized as interest expense on the date of the conversion. The Company also converted a promissory note with principal and interest totaling $199,000 into 17,125 shares of common stock, converted both Series A-1 and Series B preferred stock into common stock and financed $354,000 in the purchase of property and equipment under capital leases.

        During the year ended December 31, 2001, the Company financed $161,000 in the purchase of property and equipment under capital leases.

14. EMPLOYEE BENEFIT PLANS:

        The Company maintains a 401(k) Savings Plan (the Plan). Under the terms of the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 12 consecutive months of service. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a six-year period. Discretionary contributions made to the Plan were approximately $2,500, $0 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

15. INCOME TAXES:

        The provision for income taxes consists of (in thousands):

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$—	$—	$—
State	—	18	15

Total current	—	18	15
Deferred:
Federal	(2,895)	(4,443)	(4,767)
State	(642)	(784)	(726)

Total deferred	(3,537)	(5,227)	(5,492)

Change in valuation allowance	3,537	5,227	(5,492)

Net income tax provision	$—	$18	$15

        Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 2001, the Company had potential tax benefits from net operating loss carryforwards of approximately $12,224,000 and $1,429,000 available to offset future federal and state taxable income, respectively. Such federal and state carryforwards expire on various dates from 2018 through 2022. The extent to which the loss carryforwards can be used to offset future taxable income may be limited. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$10,596	$13,653
Accruals and reserves	485	796
Depreciation	—	—
Difference between book and tax basis of intangibles	114	104

	11,195	14,553
Deferred tax liabilities:
Difference between book and tax amortization related to acquired identifiable intangibles other than goodwill	(3,068)	(934)

Net deferred tax asset before allowance	8,127	13,619

Valuation allowance	(8,127)	(13,619)

Net deferred tax asset	$—	$—

        The change in the valuation allowance above is attributed primarily to the results of operations and the effects of purchase accounting on the valuation allowance. Future realization of the deferred tax asset may reduce goodwill rather than be reflected in earnings.

        The following table accounts for the differences between the actual tax provision and amounts obtained by applying the Statutory U.S. Federal rate to the loss before income taxes (in thousands):

	Year Ended December 31,
	1999	2000	2001
Expected tax benefit	$(3,473)	$(10,552)	$(5,427)
Decrease in income taxes resulting from:
State income benefit	(613)	(1,862)	(931)
Increase in deferred tax asset valuation allowance, resulting primarily from current year operations	3,537	5,227	5,492
Nondeductible expenses, including nondeductible restructuring charges	—	6,734	954
Other, net	549	471	(73)

Net income tax provision	$—	$18	$15

16. CONTINGENCIES:

        The Company and certain of its officers and directors have geen named as defendants in lawsuits alleging violations of the federal securities laws. The first of these lawsuits was filed on March 13, 2000 in the United States District Court for the Eastern District of California. This action and several additional, similar actions were consolidated by the court into a single action entitled Zinno V. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. The lawsuite alleges claims under the Securities Act of 1933 in connection with the Company's February 15, 2000 initial public offerings ("IPO").

        Plaintiffs purport to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The Plaintiffs allege that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of its eMCee product would be lower than expected. Plaintiffs have also named the Company's underwriters, J.C. Bradford and Advest, Inc., and the Company's prior accountants, Arthur Andersen LLP, as defendants.

        A settlement in principle was reached on December 6, 2001, subject to approval by the court. A hearing to approve the settlement is scheduled for July 18, 2002. The Company believes the lawsuit is completely without merit, but entered into the settlement agreement solely to avoid further costs, uncertainties and distractions caused by the litigation. Under the terms of the proposed settlement, all claims against the Company and all other defendants will be dismissed without admission of liability or wrongdoing. The shareholder class will receive a cash payment of $2,500,000, out of which the court will be asked to award attorneys' fees to class counsel. The Company recorded a $1,300,000 charge to operations in the fourth quarter of 2001 to reflect its portion of the cost of settlement. The Company expects Court approval of the settlement to occur during the third quarter of 2002.

        The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals amounted to $158,000 at December 31, 2001, and are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals. Costs incurred by the Company to defend itself against litigation are expensed as incurred.

17. SEGMENT REPORTING:

        The Company reports two operating segments, the software and systems sales and customer support and electronic services groups. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians, and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

        For the year ended December 31, 1999, 2000 and 2001, the following table reports selected segment information (in thousands):

	Years Ended December 31,
	1999	2000	2001
Software and Systems:
Software:
Revenue	$4,713	$4,475	$4,292
Cost of revenue	583	575	558

Gross margin	$4,130	$3,900	$3,734

Gross margin percentage	87.6%	87.2%	87.0%
Systems:
Revenue	$4,716	$3,261	$2,666
Cost of revenue	3,495	2,324	1,862

Gross margin	$1,221	$937	$804

Gross margin percentage	25.9%	28.7%	30.2%
Total Software and Systems:
Revenue	$9,429	$7,736	$6,958
Cost of revenue	4,078	2,899	2,420

Gross margin	$5,351	$4,837	$4,538

Gross margin percentage	56.8%	62.5%	65.2%

Customer Support and Electronic Services:
Customer Support:
Revenue	$8,841	$12,713	$12,441
Cost of revenue	5,801	8,007	7,289

Gross margin	$3,040	$4,706	$5,152

Gross margin percentage	34.4%	37.0%	41.4%
Electronic Services:
Revenue	$1,142	$3,458	$4,536
Cost of revenue	425	2,115	2,916

Gross margin	$717	$1,343	$1,620

Gross margin percentage	62.8%	38.8%	35.7%
Customer Support and Electronic Services:
Revenue	$9,983	$16,171	$16,977
Cost of revenue	6,226	10,122	10,205

Gross margin	$3,757	$6,049	$6,772

Gross margin percentage	37.6%	37.4%	39.9%
Total
Revenue	$19,412	$23,907	$23,935
Cost of revenue	10,304	13,021	12,625

Gross margin	$9,108	$10,886	$11,310

Gross margin percentage	46.9%	45.5%	47.3%

18. RELATED PARTY TRANSACTIONS:

        The Company has two related party note receivables, also described in Note 6. One full recourse note totaling $200,000 is with a former officer and director of the Company, bears interest at the prime rate as reported in the Wall Street Journal on the first business day of each month and is secured by 300,000 shares of the company's stock. As of December 31, 2001, this note is in default and the Company has reserved $100,000 representing its estimate of uncollectable portion of the note. The second note totaling $50,000 is with an employee of the Company and bears interest at 8 percent per annum and is unsecured. Employee shall make annual payments on accrued interest beginning on May 18, 2001. As long as employment continues, the loan shall be forgiven over a period of 48 months, with twenty-five percent forgiven one year from note date of May 18, 2000, and the remaining principal amount and interest on such unforgiven portion forgiven 1/36th each month until fully forgiven. Such forgiveness is recorded as compensation expense as forgiveness is earned. Any loan amount not yet forgiven will become due and payable in full from note holder 90 days after last day of employment.

        In January 2000, we borrowed $700,000 through Friedli Corporate Finance, an entity controlled by one of our Directors. The outstanding principal plus interest on this note was repaid in February 2000 with proceeds from our IPO.

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter
					Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2000:
Total Revenues	$6,082	$5,437	$6,004	$6,384	$23,907
Gross margin	2,837	2,216	2,809	3,024	10,886
Net loss	(7,623)	(7,076)	(3,261)	(13,077)	(31,037)
Basic and diluted net loss per share	$(1.17)	$(0.82)	$(0.38)	$(1.52)	$(3.84)
2001:
Total Revenues	$6,422	$5,917	$6,033	$5,563	$23,935
Gross margin	3,103	2,685	2,936	2,586	11,310
Net loss	(2,330)	(2,224)	(2,095)	(9,328)	(15,977)
Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.24)	$(1.09)	$(1.86)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On February 8, 2002, Arthur Andersen LLP ("Andersen") resigned as independent auditors for the Company. The decision to accept the resignation of Andersen and to seek new accountants was approved by both the Audit Committee of the Company and its Board of Directors.

        Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. The Company sold its dental business to a third party in the quarter ended September 30, 2001. The Company had recognized $30,000 of revenue previously deferred and a $391,000 gain in connection with the sale of the dental business, which was credited to selling, general and administrative expenses, in its third quarter Form 10-Q. The third party purchaser of the Company's dental business subsequently defaulted under the terms of the sale and the Company has retaken possession of the dental business assets and operations. Andersen advised the Company's Audit Committee that the third quarter financial statements for the period ending September 30, 2001 should be restated. In addition, Andersen stated that it believed the Company had a material weakness in internal controls related to the Company's current lack of a chief financial officer with the appropriate knowledge, experience, and background at a publicly traded entity.

        Our Audit Committee, with the assistance of outside counsel, has conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as our independent auditors, including the accounting treatment of the sale of our dental business. The investigation found no evidence of manipulation on the part of VantageMed or its management, but determined that the issues raised by Andersen were the result of inadequate internal controls. As a result of the investigation, we have instituted certain measures to improve internal controls, and have determined to reverse the gain from the sale of our dental business and restate our financial statements for the third quarter period ending September 30, 2001.

        On April 3, 2002, VantageMed Corporation and Grant Thornton LLP entered into an engagement letter whereby Grant Thornton agreed to serve as our new independent auditors. Prior to engaging Grant Thornton, neither we, nor anyone on our behalf, consulted Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered by Grant Thornton on our financial statements. In addition, apart from the disclosure as to the mere fact of the resignation of Andersen, neither we, nor anyone on our behalf, consulted Grant Thornton regarding our previous disagreement with Andersen or the resignation of Andersen.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company

        The Board of Directors of the Company is divided into three Classes, with the term of office of each Class ending in successive years, after the initial transition period. Class III, currently consisting of Joel M. Harris, will stand for election in 2002. In the event Mr. Harris is not elected a director at this Annual Meeting, the Company may incur certain obligations to Mr. Harris, see "Employment and Change-in-Control Agreements."

        Class I, currently consisting of Peter Friedli and Richard M. Brooks, will stand for election in 2003 Annual Meeting. Class II currently consisting of James L. Seiler and John R. Stevens stands for election in 2004 Annual Meeting.

        The executive officers and directors of the Company and their ages as of May 1, 2002 are as follows:

Name	Age	Position
Richard M. Brooks	48	Chief Executive Officer and Director
Joel M. Harris	47	President and Director*
James L. Seiler	55	Chairman of the Board*
Peter Friedli	48	Director
John R. Stevens	81	Director
Gregory B. Hill	34	Senior Vice President — Chief Financial Officer
Gregory F. Vap	49	Senior Vice President — Operations
*
Messrs. Harris and Seiler have since resigned as officers and/or directors of the Company.

        Richard M. Brooks was appointed to serve as Chief Executive Officer on April 19, 2002. Mr. Brooks has served as a director of VantageMed Corporation since March 2001. He was elected unanimously by the Board of Directors to serve out the three-year term of former director Richard W. Pendleton who resigned from the Board of Directors in November 2000. He was also elected to the Compensation and Audit Committee of the Board of Directors, but resigned from those positions upon being appointed Chief Executive Officer. Since June 1998, Mr. Brooks has served on the Board of Directors of NetStream, Inc., a communications and IT managed services company which he co-founded. In addition to serving on the board of NetStream, Mr. Brooks has been Treasurer since May 2000 and served as the Chief Financial Officer through May 2000. Mr. Brooks served as CFO and Board Director of All Star Telecom, a telecommunications company, from March 1998 to May 1999. From September 1997 to February 1998, Mr. Brooks provided financial consulting services to a software company and life insurance company. From January 1995 to August 1997, Mr. Brooks served as Senior Vice President and Chief Financial Officer of Physicians Clinical Laboratory, a publicly traded medical reference laboratory. Mr. Brooks received a Bachelor of Science degree in Business Administration from Oregon State University. He is a certified public accountant.

        On May 13, 2002, Mr. Brooks was appointed Chairman of the Company's Board of Directors.

        Joel M. Harris was a co-founder of VantageMed since May 1996 and has served as the President since May 1997. Mr. Harris also served concurrently as the Chief Financial Officer from September 2001 through April 8, 2002 and as Chief Executive Officer from May 1997 through August 1999. From October 1994 through April 1996, Mr. Harris served as Chief Operating Officer of Insurance Benefit Spot Check, Inc., a provider of electronic data interchange services for healthcare providers. Previously, Mr. Harris co-founded the Stratum Group, a software development and consulting firm. Mr. Harris received a Bachelor of Science degree in Business Administration from California State University, Northridge.

        On May 13, 2002, Mr. Harris resigned as President and a member of the Company's Board of Directors.

        James L. Seiler has served as the Chairman of the Board of Directors since January 2000. Mr. Seiler also served as Chief Executive Officer from the Company's acquisition of Mariner Systems, Inc. in August 1999 to April 19, 2002. Prior to joining the Company, Mr. Seiler served as President and Chief Executive Officer of Mariner Systems Inc., a managed care software company, from September 1993 to August 1999, and also as Chairman of the Board from November 1997 to August 1999. Before joining Mariner, Mr. Seiler served first as Chief Financial Officer and then as President and Chief Executive Officer of Destron/IDI, Inc., a public radio frequency technology company. Mr. Seiler is a Certified Public Accountant and received a Bachelor of Science degree in Accounting from the University of Akron.

        On May 6, 2002, Mr. Seiler resigned from the Company's Board of Directors.

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

        John R. Stevens has served as a director of VantageMed since May 1997. Since 1987, Mr. Stevens has served as the Chairman of the Board of eStellarNet, Inc., a company he founded. eStellarNet, Inc. is an internet-hub connectivity company serving the property and casualty insurance industry. Mr. Stevens received a Bachelor of Science degree in Military Science from the University of Maryland.

        Gregory B. Hill became the Company's Senior Vice President and Chief Financial Officer on April 8, 2002. Prior to joining VantageMed, Mr. Hill served as Chief Financial Officer and V.P. of Finance for International FiberCom, Inc. from October 1999 through October 2001. Prior to joining International FiberCom, Inc., Mr. Hill served as the Chief Financial Officer for All Star Telecom, Inc. from May 1999 through September 1999 and previously as Controller of All Star Telecom, Inc. from June 1998 through April 1999. From January 1992 through June 1998, Mr. Hill served in the Technology Industry Group of Price Waterhouse LLP providing audit and business advisory services. Mr. Hill is a certified public accountant and received a Bachelor of Science degree in Business Administration from California State University, Sacramento.

        Gregory F. Vap has served as the Company's Senior Vice President—Operations since December 1998 and served as Senior Vice President from April 1998 through December 1998. Prior to joining the Company, Mr. Vap founded Healthcare Information Systems Inc., a provider of medical practice management products, and served as President and Chief Executive Officer from 1984 until the Company's acquisition of Healthcare Information Systems in April 1998. Mr. Vap received a Bachelor of Science degree in Electronic Engineering from the Missouri Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

        Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except for Mr. Brooks and Ms. Long, who were delinquent in filing Forms 3 with the SEC which were due March 30, 2001 and October 22, 2001, respectively, and Mr. Legate who was delinquent in filing Form 4 with the SEC which was due May 10, 2001 related to the acquisition of beneficial ownership of shares through marriage.

Item 11. Executive Compensation

Executive Compensation

        The following table sets forth the total compensation paid or accrued by the Company for the fiscal year ended December 31, 1999, 2000, and 2001 for each of the Named Executive Officers:

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Securities Underlying Options Granted(#)
Name and Principal Positions						All Other Compensation
	Year	Salary		Bonus
James L. Seiler Chief Executive Officer and Chairman Of the Board	1999 2000 2001	$50,000 120,000 130,471	(1) (3)	$2,000 — —	100,000 125,000 170,000	$	— 38,533 —	(2)
Joel M. Harris President, Chief Financial Officer and Director	1999 2000 2001	120,000 120,000 126,667	(4) (5)	3,000 — —	— 25,000 120,000		— — —
Anne Long Chief Accounting Officer	2001	102,500	(6)	—	32,500		—
Gregory F. Vap Senior Vice President-Operations	1999 2000 2001	125,000 125,000 125,000	(7)	2,083 — —	— 20,000 —		— — —

(1)
Mr. Seiler became Chief Executive Officer as of August 6, 1999. On an annual basis, his salary for 1999 would have been $120,000. Includes $10,000 of compensation deferred until 2000 at the election of Mr. Seiler.

(2)
Represents compensation income on the exercise of certain nonqualified stock options and is equal to the fair market value of the purchased shares of the option exercise, less the exercise price paid for such shares.

(3)
Includes $6,667 of compensation deferred until 2002 at the election of Mr. Seiler.

(4)
Mr. Harris served as the Company's Chief Executive Officer until August 5, 1999. Includes $15,000 of compensation deferred until 2000 at the election of Mr. Harris.

(5)
Includes $6,667 of compensation deferred until 2002 at the election of Mr. Harris.

(6)
Ms. Long became Chief Accounting Officer on October 11, 2001. On an annual basis, her salary for 2001 would have been $112,000.

(7)
Includes $10,417 of compensation deferred until 2000 at the election of Mr. Vap.

        All bonuses shown in the above table represent obligated amounts equal to 20% of the salary deferments. These deferred salary and bonus amounts were repaid from the proceeds of the Company's IPO completed in February 2000.

Option Grants in Fiscal Years 1999, 2000 and 2001

        The following table sets forth option grants for the years ended December 31, 1999, 2000 and 2001 to each of the Named Executive Officers who received options:

								Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
			Percent of Total Options Granted to Employees in Fiscal Year
Name	Fiscal Year End	Number of Shares Underlying Options Granted			Exercise Price		Expiration Date
								5%		10%
James L. Seiler	1999 2000 2000 2001 2001	100,000 25,000 100,000 70,000 100,000	40 5 20 16 23	% % % % %	$ $ $ $ $	11.10 1.75 2.88 1.00 0.92	8/06/09 5/23/10 7/21/10 3/20/11 9/18/11	$ $ $ $ $	698,073 71,264 469,122 114,023 149,858	$ $ $ $ $	1,769,054 113,476 746,998 181,562 238,624
Joel M. Harris	2000 2001 2001	25,000 20,000 100,000	5 5 23	% % %	$ $ $	1.75 1.00 0.92	5/23/10 3/20/11 9/18/11	$ $ $	71,264 32,578 149,858	$ $ $	113,476 51,875 238,624
Anne Long	2001 2001	2,500 30,000	1 7	% %	$ $	1.00 0.92	3/20/11 9/18/11	$ $	4,072 44,957	$ $	6,484 71,587
Gregory F. Vap	2000	20,000	4%			$1.75	5/23/10		$57,011		$90,781

        The percentages listed in the "Percent of Total Options Granted to Employees in Fiscal Year" column in the above table are based on an aggregate of 249,000, 510,000 and 430,000 options granted to employees and directors during 1999, 2000 and 2001, respectively.

        The exercise price per share of each option shown in the above table for 1999 was equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors after consideration of a number of factors, including, but not limited to, the Company's financial performance, market conditions, and the price and preferred rights and privileges of shares of equity securities sold to or purchased by outside investors. The fair market value exercise price per share of each option shown in the above table for 2000 and 2001 was based upon the closing price of the Company's common stock on the grant date.

        The potential realizable values shown in the above table were calculated based on the term of each option at its time of grant, which is ten years. These values are calculated assuming that the fair market value of the Company's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These assumed annual compound rates of stock price appreciation do not represent our estimated or projection of future common stock prices.

Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year End 2001 Option Values

        The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 2001 with respect to the Named Executive Officers. No options or stock appreciation rights were exercised by any Named Executive Officers during 2001, and no stock appreciation rights were outstanding on December 31, 2001

	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
James L. Seiler	187,741	222,313	$397	$3,603
Joel M. Harris	40,789	104,211	$397	$3,603
Anne Long	2,598	35,235	$—	$1,200
Gregory Vap	8,154	11,846	$—	$—

(1)
Based upon the closing price of the common stock on December 31, 2001 of $0.96 less the exercise price per share.

Employment and Change-In-Control Agreements

        James L. Seiler.    The Company entered into an employment agreement with James L. Seiler pursuant to which he was employed as Chief Executive Officer. The initial term of this employment agreement expires on August 1, 2002. Under the terms of the employment agreement, Mr. Seiler was paid a monthly base salary of $10,000, subject to increases as authorized by the Board of Directors and subject to any company-wide compensation cap then in place. On September 18, 2001, the agreement was amended, increasing Mr. Seiler's base annual compensation to $160,000 effective November 1, 2001. Mr. Seiler voluntarily elected to defer the payment of the salary increase until 2002. The employment agreement with Mr. Seiler could be terminated at any time by mutual agreement, upon 100 days written notice on the part of Mr. Seiler, or immediately for cause. The term "for cause" is defined to mean: an uncured material violation of the terms of the employment agreement or proprietary information and inventions agreement; a conviction or non-appealable judgment involving a claim of dishonesty, willful misfeasance or nonfeasance of duty by Mr. Seiler intending to injure or having the effect of injuring in some material fashion the Company's reputation, business or relationships; Mr. Seiler's conviction upon a felony charge; or Mr. Seiler's willful or prolonged absence from work or his failure, neglect or refusal to perform his duties. If, prior to the expiration of the agreement's initial three-year term, the Company terminates Mr. Seiler's employment without good cause or due to his death, or if he terminates his employment for good cause, (including his failure to be elected by the shareholders at this years annual meeting), he will receive monthly payments equal to his monthly base salary through the expiration of that initial three year term and all options then held by him shall become fully-vested and immediately exercisable. Mr. Seiler has agreed not to compete with the Company for a period of one year following the cessation of his employment. In connection with the signing of this employment agreement, Mr. Seiler was granted an option to purchase 100,000 shares of our common stock.

        Effective April 19, 2002, Mr. Seiler resigned as Chief Executive Officer. Under the terms of his separation agreement, Mr. Seiler was paid a total of $161,037, which included deferred compensation and accrued vacation. On May 6, 2002, Mr. Seiler resigned from the Board of Directors.

        Joel M. Harris.    The Company entered into an employment agreement with Joel M. Harris pursuant to which he was employed as President. The initial term of this employment agreement expires on August 1, 2002. Under the terms of the employment agreement, Mr. Harris is paid a monthly base salary of $10,000, subject to increases as authorized by the Board of Directors and subject to any company-wide compensation cap then in place. On September 18, 2001, the agreement was amended, increasing Mr. Harris's base annual compensation to $160,000 effective November 1, 2001. Mr. Harris voluntarily elected to defer the payment of the salary increase until 2002. The employment agreement with Mr. Harris could be terminated at any time by mutual agreement, upon 100 days written notice on the part of Mr. Harris, or immediately for cause. The term "for cause" is defined to mean: an uncured material violation of the terms of the employment agreement or proprietary information and inventions agreement; a conviction or non-appealable judgment involving a claim of dishonesty, willful misfeasance or nonfeasance of duty by Mr. Harris intending to injure or having the effect of injuring in some material fashion the Company's reputation, business or relationships; Mr. Harris's conviction upon a felony charge; or Mr. Harris's willful or prolonged absence from work or his failure, neglect or refusal to perform his duties. If, prior to the expiration of the agreement's initial two-year term, the Company terminates Mr. Harris's employment without good cause or due to his death, or if he terminates his employment for good cause, he will receive monthly payments equal to his monthly base salary through the expiration of that initial two year term and all options then held by him shall become fully-vested and immediately exercisable. Mr. Harris has agreed not to compete with the Company for a period of one year following the cessation of his employment.

        Effective May 13, 2002, Mr. Harris resigned as President and Director. Under the terms of his separation agreement, Mr. Harris will be paid a total of $152,325, which includes deferred compensation and accrued vacation, and will be provided continuing health coverage, up to a maximum of $24,000 in total premium costs. Mr. Harris may continue to provide consulting services to the Company through June 30, 2002 to assist us in transition at a rate of $80 per hour, up to $10,000 per month.

Board Compensation Committee Report on Executive Compensation

General Compensation Philosophy

        The role of the Compensation Committee is to set the salaries and other compensation of the executive officers and certain other key employees of VantageMed, and to make grants under, and to administer, the stock option and other executive officer equity and bonus plans. VantageMed's compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables VantageMed to attract, motivate, reward and retain key executives and employees. Each executive officer's compensation package may, in one or more years, be comprised of the following three elements:—base salary that is designed primarily to be competitive with base salary levels in effect at market area that are of comparable size to VantageMed and with which VantageMed competes for executive personnel;—annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee; and—long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and VantageMed stockholders. The Board Compensation Committee formally met on September 18, 2001. In applying the compensation philosophy, the committee approved the increase of both James Seiler and Joel Harris from their current salary to $160,000 per year. Additionally, Greg Vap's salary was increased from his current salary to $140,000 per year, subject to the Company generating positive quarterly net earnings after adding back depreciation and amortization. Additionally, stock options were awarded to the executive officers in the amounts set forth under "Director and Executive Officer Compensation."

Executive Compensation

        Base salary for all executive officers and all other forms of compensation will be administered in accordance with the general compensation philosophy.

Chief Executive Officer Compensation

        Our chief executive officer's base salary and all other forms of compensation will be administered in accordance with the general compensation philosophy subject only to provisions in applicable employment contracts. See "Employment and Change-In-Control Agreements."

Director Compensation

        The members of the Board of Directors currently do not receive cash compensation for their services as Directors. During 2001, members of the Board of Directors were each granted option to purchase 20,000 shares of Company stock under the Company's 1998 Stock Option Plan. The options were granted on March 20, 2001 with an exercise price of $1.00 per share, which equaled the fair value on the date of grant. The options vest over periods ranging from one to two years, depending on the Director's length of service on the Board, with 50% of each option grant vesting on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The number of shares of common stock beneficially owned and the percentage of shares beneficially owned are based on 8,535,831 shares of common stock outstanding as of May 1, 2002.

Name and Address(1)	Number of Shares	Percent Beneficially Owned(2)
Peter Friedli(3)	1,147,761	13.4%
QuadraMed Corporation 1003 W. Cutting Blvd., Ste. 2 Richmond, CA 94804	599,425	7.0%
Venturetec, Inc.(4) c/o Friedli Corporate Finance Freigustrasse #5 8002 Zurich, Switzerland	835,690	9.8%
James L. Seiler (5)	276,727	3.2%
Gregory F. Vap(6)	225,135	2.6%
Joel M. Harris(7)	210,008	2.5%
John R. Stevens(8)	36,666	*
Richard M. Brooks(9)	12,775	*
Anne Long(10)	3,926	*
Executive officers and directors as a group (7 persons)	1,912,998	22.4%

*
Less than 1%

(1)
Except as otherwise noted, the address of each person listed on the table is c/o VantageMed Corporation, 3017 Kilgore Road, Suite 195, Rancho Cordova, California 95670. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after May 1, 2002, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (i) 43,333 shares issuable upon the exercise of warrants; (ii) 835,690 shares issued to Venturetec, Inc. for whom Peter Friedli serves as President; (iii) 132,057 held by Pine, Inc. for whom Mr. Friedli is a control person; (iv) 75,000 held by Joyce, Ltd. For whom Mr. Friedli is a control person; and (v) 61,681 shares underlying options granted to Mr. Friedli, which are exercisable within 60 days of May 1, 2002.

(4)
Peter Friedli, a director of VantageMed, is President of Venturetec, Inc. The shares referenced in this footnote are also included in the shares shown as beneficially owned by Peter Friedli.

(5)
Includes 234,784 shares underlying options granted to Mr. Seiler, which are exercisable within 60 days of May 1, 2002.

(6)
Includes 12,361 shares underlying options granted to Mr. Vap, which are exercisable within 60 days of May 1, 2002.

(7)
Includes 60,008 shares underlying options granted to Mr. Harris, which are exercisable within 60 days of May 1, 2002.

(8)
Includes 20,000 shares underlying options granted to Mr. Stevens, which are exercisable within 60 days of May 1, 2002.

(9)
Includes 12,775 shares underlying options granted to Mr. Brooks, which are exercisable within 60 days of May 1, 2002.

(10)
Includes 3,926 shares underlying options granted to Ms. Long, which are exercisable within 60 days of May 1, 2002.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

        In October 1999, the Company borrowed $3.0 million through Friedli Corporate Finance at an interest rate of 6%. Peter Friedli assisted the Company in securing this loan. In connection with the borrowing of these funds the Company issued a secured convertible promissory note which requires the repayment of the principal sum of $3.0 million, plus interest at an annual rate of 6%, by July 1, 2000. The outstanding principal and any accrued interest on this note automatically converted into 510,685 shares of our common stock at a conversion ratio equal to 50% of the initial price of shares of common stock sold in the IPO. A $240,000 cash fee was paid in connection with this loan. In addition, the Company issued a convertible promissory note in the principal amount of $180,000, due and payable on October 6, 2002. No interest accrues or is due on this note. The $180,000 was converted into 16,214 shares of common stock in December 1999. In connection with the $3.0 million loan, the Company issued a warrant to purchase 13,333 shares of its common stock at an exercise price equal to 60% of the initial price of shares of the common stock as sold in the IPO. This warrant became exercisable at the completion of the IPO and terminates on October 6, 2002.

        The Company has entered into a consulting agreement with Friedli Corporate Finance pursuant to which the Company agreed to pay Friedli Corporate Finance a $2,000 per month consulting fee and to take action to support the election of Peter Friedli, the principal of Friedli Corporate Finance, to the Board of Directors. In exchange, Friedli Corporate Finance provides the Company with financial consulting services. The Company charges the cost of the consulting arrangement to expense as the services are used. This consulting agreement terminates on July 31, 2002 or upon 30 days written notice by either party. If the Company terminates the consulting agreement without cause, the Company must immediately pay Friedli Corporate Finance the full balance, through July 31, 2002, owed under the consulting agreement.

        On May 13, 2002, the Company entered into a consulting agreement with Joel M. Harris in connection with his resignation as President and Director of the Company. Under the terms of the consulting agreement, the Company will pay Mr. Harris $80 per hour for consulting services, up to $10,000 per month. The agreement terminates on June 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The Company's Consolidated Financial Statements and Financial Statement Schedule are included in Part II, Item 8 of this Report and are located on the pages indicated below:

(3)    Exhibits—See listing as follows:

Exhibit Number		Exhibit Title
3.1*	—	Form of Registrant's Amended and Restated Form of Certificate of Incorporation.
3.2*	—	Form of Registrant's Amended and Restated Bylaws.
4.1*	—	Form of Registrant's Specimen Stock Certificate.
10.1*	—	Lease Agreement, dated November 1, 1996 between Registrant and Dr. Jun Hasegawa and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust, dated June 8, 1999.
10.2*	—	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated January 18, 1999.
10.3*	—	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated August 20, 1999.
10.4*	—	Employment Agreement dated August 6, 1999 entered into between Registrant and James Seiler.
10.5*	—	Secured Convertible Promissory Note, dated October 7, 1999, issued to Friedli Corporate Finance.
10.7*	—	Secured Promissory Note, dated January 3, 2000 issued to Friedli Corporate Finance.
10.8*	—	Warrant dated August 6, 1999, issued to Pine, Inc.
10.9*	—	Warrant dated August 6, 1999, issued to Pine, Inc.
10.10*	—	Warrant dated October 7, 1999, issued to Peter Friedli.
10.12*	—	Consulting Agreement dated July 27, 1998, entered into between Registrant and Peter Friedli.
10.13*	—	VantageMed's Amended and Restated 1998 Stock Option/Stock Issuance Plan.
10.14*	—	Form of Indemnity Agreement entered into by Registrant with each of its officers and directors.
10.15*	—	Non-Exclusive Software License Agreement, dated December 31, 1998 between Registrant and QuadraMed

10.17*	—	Employment Agreement dated April 30, 1998, between Registrant and with Gregory Vap.
10.18*	—	Management Employment Agreement dated July 31, 2000, between Registrant and with Joel Harris.
10.19*	—	Secured Promissory Note, dated November 3, 2000 and Stock Pledge Agreement issued by Richard W. Pendleton to Registrant.
10.20	—	Amendment 1 to the Management Employment Agreement with Joel Harris dated September 18, 2001.
10.21	—	Amendment 1 to the Management Employment Agreement with James Seiler dated September 18, 2001.
21.1*	—	Subsidiaries.
23.1	—	Consent of Independent Public Accountants
23.2	—	Consent of Independent Public Accountants
24.4*	—	Power of Attorney (included on signature page).

*
Previously filed

(b)
Reports on Form 8-K:

    During the quarter ended December 31, 2001, the Company filed no current reports on Form 8-K with the commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 14th day of May, 2002.

VANTAGEMED CORPORATION
By:	/s/ GREGORY B. HILL Gregory B. Hill Senior Vice President Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD BROOKS Richard Brooks	Chief Executive Officer and Director	May 14, 2002
/s/ PETER FRIEDLI Peter Friedli	Director	May 14, 2002
John Stevens	Director

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts
(Dollars in thousands)

Year	Balance at Beginning of Year	Additions— Charged to Income	Deductions	Balance at End of Year
1999	$311	$86	$110	$287
2000	$287	$164	$211	$240
2001	$240	$44	$113	$171

QuickLinks

Index and Cross Reference
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholders Matters
  Item 6. Selected Financial Data
Selected Consolidated Financial Data (In thousands, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Gross Margin Data (In thousands, except percentage data)
Selected Consolidated Financial Data Percentages
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements
INDEX TO FINANCIAL STATEMENTS VANTAGEMED CORPORATION
Report of Independent Certified Public Accountants
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PART 1—FINANCIAL INFORMATION
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
VANTAGEMED CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Schedule II Valuation and Qualifying Accounts Allowance for Doubtful Accounts (Dollars in thousands)