Form 10QSB
period 2002-03-31
VANTAGEMED CORP
filed 2002-05-15
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 000-29367

VantageMed Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0383530 (I.R.S. Employer Identification No.)

3017 Kilgore Road, Suite 195, Rancho Cordova, California 95670
(916) 638-4744
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 15, 2002
Common stock	8,535,831

Transitional Small Business Disclosure Format
Yes              No ☒

VantageMed Corporation

Index and Cross Reference

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,792	$4,113
Short-term investments	4,131	1,113
Accounts receivable, net of allowance of $171 and $159, respectively	2,295	1,918
Current portion of notes receivable	189	179
Inventories	347	336
Prepaid expenses and other	468	386

Total current assets	10,222	8,045
LONG-TERM INVESTMENTS	2,583	2,557
NOTES RECEIVABLE, net of current portion	32	15
PROPERTY AND EQUIPMENT, net	1,268	1,145
INTANGIBLES, net	3,701	3,584

Total assets	$17,806	$15,346

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$553	$551
Accounts payable	1,285	1,080
Accrued liabilities	1,554	1,481
Customer deposits and deferred revenue	2,699	2,751

Total current liabilities	6,091	5,863
LONG-TERM DEBT, net of current portion	924	840

Total liabilities	7,015	6,203
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,535,831 shares issued and outstanding in 2001 and 2002, respectively	9	9
Additional paid-in capital	72,549	72,549
Accumulated other comprehensive income	40	13
Accumulated deficit	(61,807)	(63,928)

Total stockholders' equity	10,791	8,643

Total liabilities and stockholders' equity	$17,806	$15,346

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2002
REVENUES:
Software and systems	$2,039	$1,323
Customer support and electronic services	4,383	4,063

Total revenues	6,422	5,386

OPERATING COSTS AND EXPENSES:
Software and systems	688	436
Customer support and electronic services	2,631	2,640
Selling, general and administrative	3,455	2,988
Product development	1,290	1,142
Depreciation and amortization	921	325

Total operating costs and expenses	8,985	7,531

LOSS FROM OPERATIONS	(2,563)	(2,145)

OTHER INCOME (EXPENSE):
Interest income	274	58
Interest expense	(41)	(34)

Total other income, net	233	24

LOSS BEFORE INCOME TAXES	(2,330)	(2,121)
INCOME TAXES	—	—

Net loss	$(2,330)	$(2,121)

Basic and diluted net loss per share	$(.27)	$(.25)

Weighted-average shares—basic and diluted	8,627,735	8,535,831

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,330)	$(2,121)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	921	325
Loss on disposal of assets	3	1
Bad debt expense	38	10
Amortization of deferred compensation	12	—
Changes in assets and liabilities, net of effects from acquisitions—
Accounts receivable	(432)	377
Inventories	41	11
Prepaid expenses and other	(28)	82
Accounts payable	254	(205)
Accrued liabilities	(104)	(73)
Customer deposits and deferred revenue	78	52

Net cash used for operating activities	(1,547)	(1,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27)	(134)
Purchase of investments	(7,465)	—
Proceeds from maturities of investments	9,528	3,017
Proceeds from sale of property and equipment	5	17

Net cash provided by investing activities	2,041	2,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(122)	(38)

Net cash used for financing activities	(122)	(38)

Net change in cash and cash equivalents	372	1,321
CASH AND CASH EQUIVALENTS, beginning of period	3,788	2,792

CASH AND CASH EQUIVALENTS, end of period	$4,160	$4,113

See Note 3 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND RISKS:

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission on May 15, 2002.

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

Intangibles

        Intangibles include goodwill, acquired software, customer lists, and covenants not to compete. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is not amortized. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships.

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

Net Loss Per Common Share

        Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share for the period ended March 31, 2001, and March 31, 2002, because their effect is antidilutive for all periods, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. There were 1,126,000 and 1,247,000 outstanding options and warrants as of March 31, 2001 and 2002, respectively.

Recent Pronouncements

        In July 2001, the Financial Accounting Standards (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS No. 141 became effective on July 1, 2001. The adoption of SFAS No. 141 did not materially effect the Company's statements of financial condition and results of operations. SFAS No. 142 became effective on January 1, 2002. Absent SFAS No. 142, the Company would record goodwill amortization expense of approximately $250,000 in 2002. Such amortization expense is no longer recorded. Rather, goodwill will be tested periodically for impairment. The transition provision SFAS 142 requires the completion of a transitional impairment test within six months of the adoption of SFAS 142. The Company does not expect the adoption of SFAS 142 to have a material impact on its financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after January 1, 2002. We adopted this standard on January 1, 2002, and its adoption did not have any impact on our financial position or results of operations.

3.    SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash payments for interest amounted to approximately $41,000 and $31,000 for the three months ended March 31, 2001 and 2002, respectively. The Company made cash payments for income taxes of $0 for the three months ended March 31, 2001 and 2002.

        During the three months ended March 31, 2001 and 2002, the Company financed $76,000 and $40,000, respectively, for the purchase of property and equipment under capital leases.

4.    CONTINGENCIES:

        The Company and certain of its officers and directors have been named as defendants in lawsuits alleging violations of the federal securities laws. The first of these lawsuits was filed on March 13, 2000 in the United States District Court for the Eastern District of California. This action and several additional, similar actions were consolidated by the court into a single action entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. The lawsuit alleges claims under the Securities Act of 1933 in connection with the Company's February 15, 2000 initial public offerings ("IPO").

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

        The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals amounted to $158,000 at March 31, 2002, and are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals. Costs incurred by the Company to defend itself against litigation are expensed as incurred.

5.    SEGMENT REPORTING:

        The Company reports two operating segments, software and systems sales group and customer support and electronic services group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling, general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented. The software and systems sales group sells and licenses practice management software products to physicians, dentists and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

        For the three months ended March 31, 2001 and 2002, the following table reports selected segment information (in thousands):

	Three Months Ended March 31
	2001	2002
Software and Systems:
Software:
Revenue	$1,235	$909
Cost of revenue	140	137

Gross margin	$1,095	$772

Gross margin percentage	88.7%	84.9%
Systems:
Revenue	$804	$414
Cost of revenue	548	299

Gross margin	$256	$115

Gross margin percentage	31.8%	27.8%
Total Software and Systems:
Revenue	$2,039	$1,323
Cost of revenue	688	436

Gross margin	$1,351	$887

Gross margin percentage	66.3%	67.0%
Customer Support and Electronic Services:
Customer Support:
Revenue	$3,318	$2,945
Cost of revenue	1,950	1,923

Gross margin	$1,368	$1,022

Gross margin percentage	41.2%	34.7%
Electronic Services:
Revenue	$1,065	$1,118
Cost of revenue	681	717

Gross margin	$384	$401

Gross margin percentage	36.1%	35.9%
Total Customer Support and Electronic Services:
Revenue	$4,383	$4,063
Cost of revenue	2,631	2,640

Gross margin	$1,752	$1,423

Gross margin percentage	40.0%	35.0%

6.    SUBSEQUENT EVENTS:

        Subsequent to March 31, 2002, certain executive officers of the Company resigned, resulting in the payment of severance benefits. Effective April 19, 2002, the Company's Chief Executive Officer resigned. Under the terms of the separation agreement, payment of $161,037 was made, which included deferred compensation and accrued vacation. Effective May 13, 2002, the Company's President resigned. Under the terms of the separation agreement, payment of $152,325, which includes deferred compensation and accrued vacation, was made. Continuing health coverage, up to a maximum of $24,000 in total premium costs will also be provided. Additionally, consulting services to the Company through June 30, 2002 to assist us in transition (at a rate of $80 per hour, up to $10,000 per month) may continue.

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

        You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should carefully review the risks declared in this document under "Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors. You are cautioned not to place undue reliance on the forward-looking, statements, which speak only as of date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended March 31,
	2001	2002
Software and Systems:
Revenues	$2,039	$1,323
Cost of revenues	688	436

Gross margin	$1,351	$887

Gross margin percentage	66.3%	67.0%

	Three Months Ended March 31,
	2001	2002
Customer Support and Electronic Services:
Revenues	$4,383	$4,063
Cost of revenues	2,631	2,640

Gross margin	$1,752	$1,423

Gross margin percentage	40.0%	35.0%

        Our acquisitions have resulted in significant intangibles and related amortization. Amortization expenses result from the amortization of intangible assets. Intangible assets acquired include acquired software, covenants not to compete, customer lists, and goodwill and has averaged 94.3% of the consideration paid by VantageMed for an acquisition. Acquired software is amortized over two to four years depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized over two to five years, representing the life of such agreements. Customer lists are amortized over two to ten years, representing the estimated future life of customer relationships. Goodwill is not amortized. We periodically review whether there has been a permanent impairment of our intangible assets, in accordance with Statement of Financial Accounting Standards No. 142. No impairment charges were recorded in the first quarter of 2001 or 2002.

        We have invested approximately $18.5 million in product development since our inception. These funds have been primarily invested in our window-based, internet-enabled products. The costs have been expensed as incurred.

        As of March 31, 2002, we had a post-acquisition federal and state net operating loss carry forward benefit of approximately $12.2 and $1.4 million, respectively available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2022.

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

        Our strategy is to acquire companies with technology that will enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the first quarter of 2001 or 2002.

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended March 31,
	2002	2001
Revenues:
Software and systems	31.7%	24.6%
Customer support and electronic services	68.3	75.4

Total revenues	100.0	100.0
Operating costs and expenses:
Software and systems	10.7	8.1
Customer support and electronic services	41.0	49.0
Selling, general and administrative	53.8	55.5
Product development	20.1	21.2
Depreciation and amortization	14.3	6.0

Total costs and operating expenses	139.9	139.8
Loss from operations	(39.9)	(39.8)
Interest income (expense), net	3.6	.4

Loss before income taxes	(36.3)	(39.4)
Income taxes	—	—

Net loss	(36.3)%	(39.4)%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

        Revenues.    Total revenues decreased 16.1% from $6.4 million for the three months ended March 31, 2001 to $5.4 million for the three months ended March 31, 2002. The revenue decrease resulted from the decrease in software and systems sales and customer support, partially offset by an increase in electronic services. Recurring revenues decreased 12.4% from $5.3 million for the three months ended

March 31, 2001 to $4.6 million in the corresponding period of 2002, while non-recurring revenues decreased 33.4% from $1.1 million for the three months ended March 31, 2001, to $755,000 in the corresponding period of 2002.

          Software and Systems.    The software and systems component of total revenues decreased 35.1% from $2.0 million, or 31.7% of total revenues for the three months ended March 31, 2001 to $1.3 million, or 24.6% of total revenues in the corresponding period of 2002. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 60.5% and 68.8% and computer hardware and supply revenues were 39.5% and 31.2% of total software and systems revenues for the three months ended March 31, 2001 and 2002, respectively. The decrease in software and systems revenue was primarily due to reduced sales activity resulting from continued market softness in the first quarter of 2002 for new systems.

          Revenues from software licensing decreased 26.4% from $1.2 million for the three months ended March 31, 2001 to $909,000 for the corresponding period 2002. Legacy product sales were 59.4% of software licensing revenues for the three months ended March 31, 2001 compared to 55.8% in the corresponding period of 2002. Windows-based product sales were 40.6% of software licensing revenues for the three months ended March 31, 2001 compared to 44.2% in the corresponding period of 2002. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 29.5% from $1.1 million for the three months ended March 31, 2001 to $772,000 in the corresponding period of 2002.

          Revenues from computer hardware and supplies decreased 48.6% from $804,000 for the three months ended March 31, 2001 to $413,000 in the corresponding period of 2002. The gross margin from computer hardware and supplies revenues decreased 55.5% from $256,000 for the three months ended March 31, 2001 to $114,000 in for the corresponding period of 2002 due to the decrease in corresponding revenues.

          Customer Support and Electronic Services.    The customer support and electronic services component of total revenues decreased 7.3% from $4.4 million, or 68.2% of total revenues in the three months ended March 31, 2001, to $4.1 million, or 75.4% of total revenues in the corresponding period of 2002. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 75.7% and 72.5% and electronic services revenues were 24.3% and 27.5% for the three months ended March 31, 2001 and 2002, respectively.

          Revenues from customer support decreased 11.2% from $3.3 million for the three months ended March 31, 2001 to $2.9 million in the corresponding period of 2002 primarily due to a decrease in training, data conversion and system installation services resulting from decreased software and systems activity in the first quarter of 2002. The gross margin for customer support revenues decreased 25.3% from $1.4 million for the three months ended March 31, 2001 to $1.0 million in the corresponding period of 2002 due to the decrease in corresponding revenues as well as a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services.

          Revenues from electronic services increased 5.0% from $1.06 million for the three months ended March 31, 2001 to $1.12 million in the corresponding period of 2002. Corresponding to the dollar increase in electronic services revenues, the gross margin for electronic services revenues increased 4.4% from $384,000 for the three months ended March 31, 2001 to $401,000 in the corresponding period of 2002.

        Cost of Revenues.    Total cost of revenues decreased 12.9% from $3.3 million for the three months ended March 31, 2001 to $2.9 million in the corresponding period of 2002, and increased as a percentage of total revenues from 51.7% for the three months ended March 31, 2001 to 57.1% in the corresponding period of 2002.

          Software and Systems.    Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 36.6% from $688,000, or 10.7% of total revenues for the three months ended March 31, 2001 to $436,000, or 8.1% of total revenues in the corresponding period of 2002. Software licensing costs were 20.4% and 31.4%, and computer hardware and supplies costs were 79.6% and 68.6% of total software and systems costs for the three months ended March 31, 2001 and 2002, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing decreased 2.1% from $140,000, or 2.2% of total revenues in the three months ended March 31, 2001 to $137,000, or 2.5% of total revenues in the corresponding period of 2002. The decrease is due to a change in the mix of products and services sold. Gross margin percentage for software licensing decreased from 88.6% for the three months ended March 31, 2001, to 84.9% for the corresponding period of 2002.

          Costs for computer hardware and supplies decreased 45.4% from $548,000, or 8.3% of total revenues in the three months ended March 31, 2001 to $299,000, or 5.6% of total revenues in the corresponding period of 2002. Gross margin percentage for computer hardware and supplies decreased from 31.8 % for the three months ended March 31, 2001 to 27.6% in the corresponding period of 2002 primarily due to a change in the mix of products sold.

          Customer Support and Electronic Services.    Customer support and electronic services remained unchanged at $2.6 million for the three months ended March 31, 2001 and 2002. The percentage of total revenues were 41.0% for the three moths ended March 31, 2001 and 49.0% for the same corresponding period of 2002. Customer support costs were 74.1% and 72.8%, and electronic services costs were 25.9% and 27.2% of total customer support and electronic services costs for the three months ended March 31, 2001 and 2002, respectively.

          Costs for customer support decreased 1.4% from $2.0 million, or 30.4% of total revenues in the three months ended March 31, 2001 to $1.9 million, or 35.7% of total revenues in the corresponding period of 2002. The customer support gross margin percentage decreased from 41.2% for the three months ended March 31, 2001 to 34.7% in the corresponding period of 2002 due to a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services.

          Costs for electronic services increased 5.3% from $681,000, or 10.6% of total revenues in the three months ended March 31, 2001 to $717,000, or 13.3% of total revenues, in the corresponding period of 2002. The electronic services gross margin percentage decreased from 36.1% for the three months ended March 31, 2001 to 35.9% in the corresponding period of 2002. Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 13.5% from $3.5 million, or 53.8% of total revenues for the three months ended March 31, 2001, to $3.0 million, or 55.5% of total revenues in the corresponding period of 2002. The decrease was primarily due to continued operating expense reductions while the increase as a percentage of revenues was due to decreased sales and customer support revenues in the first quarter of 2002. As of March 31, 2002, we employed 293 persons compared to approximately 318 as of March 31, 2001.

        Product Development.    Product development expenses decreased 11.5% from $1.3 million, or 20.1% of total revenues for the three months ended March 31, 2001, to $1.1 million, or 21.2% of total revenues in the corresponding period of 2002. The decrease was primarily due to a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services while the increase as a percentage of revenues was due to decreased sales and customer support revenues in the first quarter of 2002.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 64.7% from $921,000 or 14.3% of total revenues, for the three months ended March 31, 2001, to $325,000, or 6.0% of total revenues, in the corresponding period of 2002. Of these amounts, amortization expense was $719,000 for the three months ended March 31, 2001 and $117,000 in the corresponding period of 2002. The decrease in depreciation and amortization expense for the three months ended March 31, 2002 is primarily due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 whereby we no longer record amortization of goodwill. Rather, goodwill will be tested periodically for impairment. No impairment charges were recorded during the first quarter of 2002. Absent SFAS No. 142, amortization expense for the first three months ended March 31, 2002 would have totaled $180,000, which would have represented a $539,000 decrease from the first quarter of 2001 due to a goodwill impairment charge recorded at December 31, 2001 totaling $5.8 million.

        Interest Income (Expense), Net.    Interest income, net was $233,000, or 3.6% of total revenues for the three months ended March 31, 2001, compared to interest income, net of $24,000 or 0.4% of total revenues for the three months ended March 31, 2002. This interest income decrease is due to two factors: Average cash investments decreased from $15.4 million for the three months ended March 31, 2001 to $6.5 million for the three months ended March 31, 2002 and the interest rate earned on these investments decreased from 6.13% for the three months ended March 31, 2001 to 4.66% for the three months ended March 31, 2002.

        Income Taxes.    No tax benefit was recorded for the three months ended March 31, 2001 and 2002. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

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

        Revenue Recognition.    Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of installation. We provide our customers with a limited right of return. Revenue is recognized at shipment and a reserve for sales returns is recorded. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        Inventories.    Inventories are stated at the lower of cost or market, cost being determined on the specific identification method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly.

        Intangibles.    Intangibles include goodwill, acquired software, customer lists, covenants not to compete and assembled workforce. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is not amortized. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships.

        Asset Impairment.    Long-lived assets, such as property and equipment and intangibles are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value.

Liquidity and Capital Resources

        Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO which was completed in February 2000. Approximately 82.0% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

        Net cash used for operating activities was $1.55 million and $1.54 million for three months ended March 31, 2001 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2001and 2002, were related to the net loss for the period offset primarily by depreciation and amortization expense.

        Net cash provided by investing activities was $2.0 million and $2.9 million for the three months ended March 31, 2001 and 2002, respectively. The net cash provided from investing activities for the period ending March 31, 2001 and 2002, consisted primarily of the maturity of short-term investments.

        Net cash used for financing activities was $122,000 and $38,000 for the three months ended March 31, 2001 and 2002, respectively. Net cash used for financing activities consists of payments on long-term debt for the three months ended March 31, 2001 and 2002.

        In addition, at March 31, 2002, we had $448,000 in capital leases primarily for computers and office equipment. In addition, we had $943,000 in debt issued in connection with acquisitions or the purchase of other assets that were outstanding at March 31, 2002. Interest rates on the promissory notes range from non-interest bearing to 11.98%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005, 2006 and thereafter are $1.5 million, $1.4 million, $1.0 million, $560,000, $182,000 and $49,000, respectively.

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

        We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least March 2003. However, we may seek to raise additional funds to cover unexpected losses, fund more rapid expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors—

        This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

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

RISKS ASSOCIATED WITH OUR BUSINESS

Internal Control Deficiencies as Noted as a Result of the Resignation of Our Independent Auditors and An Independent Investigation by Our Audit Committee and Outside Counsel May Represent Material Weaknesses in Our Internal Controls

        On February 8, 2002, Arthur Andersen LLP ("Andersen") resigned as our independent auditors. Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. Our audit committee, with the assistance of outside counsel, has conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as our independent auditors. The investigation found no evidence of manipulation on the part of VantageMed or our management, but determined that the issues raised by Andersen were the result of inadequate internal controls. While not reported as such, these deficiencies could represent material weaknesses in our internal controls.

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

The Resignation by Our Independent Auditors has Prompted Inquiries by Nasdaq and the SEC

        The resignation of Andersen and the subsequent independent investigation by our audit committee and outside counsel has prompted informal inquiries by Nasdaq and the SEC. Senior management and the audit committee have met with Nasdaq and the SEC and provided all information requested. In response to certain Nasdaq recommendations, we have taken proactive measures to enhance internal controls and enhance our senior management team and board of directors.

        There can be no assurances that the Nasdaq or the SEC will not expand their investigations or whether the proactive measures we have instituted will be sufficient to avoid disciplinary action by the Nasdaq or the SEC.

We Have A Limited Operating History, A History Of Losses, Expect Our Expenditures To Increase And Our Losses To Continue, And May Never Achieve Profitability

        We have incurred operating losses since our incorporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $64.0 million, of which $14.9 million was amortization and depreciation, $17.7 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

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

        Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include: authorizing the board to issue additional preferred stock; limiting the persons who may call special meetings of stockholders; prohibiting stockholder actions by written consent; creating a classified board of directors pursuant to which our directors are elected for staggered three- year terms; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

        We believe that some of our competitors are undertaking an acquisition strategy similar to ours. If competition for acquisition targets increases, there may be fewer qualified acquisition candidates available to us and the terms of such acquisitions may become less favorable. Identifying appropriate acquisition candidates, negotiating and consummating an acquisition can be a lengthy and costly process, may divert management's attention and may prevent us from growing our business and expanding our distribution network. We did not complete any acquisitions for the three months ended March 31, 2002. We may not be able to attract and/or complete acquisitions in the future due to market conditions, stock price or other factors that may be unfavorable to the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Interest Rate Risk.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better-rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of March 31, 2002, the Company had approximately $6.7 million in total available-for-sale investment securities. Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Historically, and as of March 31, 2002, we have not used derivative instruments or engaged in hedging activities.

        The company has one promissory note with interest at prime plus 1.5% not to exceed 10.5%. The company is subject to interest rate fluctuations whereby interest payments could increase if market interest rates increase, but estimates that a 10% increase in interest rates is not expected to have a material effect on the company's near-term financial condition or results of operations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 4 of Notes to Consolidated Financial Statements

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

Application of Net Proceeds

        Since the completion of the IPO in February of 2000, we used approximately $3.3 million of such net proceeds for product development, approximately $1.5 million on sales and marketing, and $15.8 million for working capital and other general corporate purposes. The following table set forth the intended use of our residual net proceeds. Final allocation of proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities. A substantial portion of the net proceeds have not been allocated to any specific use. We will continue to retain broad discretion over actual use of these proceeds.

Approximate Amount
(In thousands)
For potential acquisitions	$2,000
For increased product development activities	740
For increased sales and marketing activities	1,505
For working capital and other general corporate purposes	2,427

$6,672

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—see listing as follows:

Exhibit Number	Exhibit Title
10.22	Separation Agreement and Release with James Seiler dated April 19, 2002
10.23	Separation Agreement and Mutual General Release of Claims with Joel Harris dated May 13, 2002
  (b)
  Reports on Form 8-K

    On February 15, 2002, The Company filed a report of Form 8-K noting the resignation of Arthur Andersen ("Andersen") as independent auditors for VantageMed Corporation.

    On February 26, 2002, The Company filed a report of Form 8-K/A to include as Exhibit 16.1 the letter from Andersen in response to the disclosure made by the Company in the originally filed Form 8-K filed on February 15, 2002. The letter from Andersen was first delivered to the Company on February 25, 2002.

    On April 10, 2002, The Company filed a report of Form 8-K noting that Grant Thornton LLP entered into an engagement letter whereby they agreed to serve as VantageMed Corporation's independent auditors thereby replacing Andersen. This 8-K also noted that Gregory Hill was hired as the Company's Chief Financial Officer.

    On April 15, 2002, The Company filed a report of Form 8-K/A to include as Exhibit 16.2 the letter from Andersen in response to the disclosure made by the Company in the filed Form 8-K/A filed on February 26, 2002. The letter from Andersen was first delivered to the Company on April 11, 2002.

    On April 19, 2002, The Company filed a report of Form 8-K noting a press release dated April 18, 2002, announcing VantageMed Corporation's ticker symbol changes due to delay in filing SEC Form 10-K Annual Report and the receipt of notice from Nasdaq indicating that the Company's securities will be delisted at the opening of business on April 24, 2002 due to the delay in filing.

    On April 24, 2002, The Company filed a report of Form 8-K noting two press release, the first dated April 20, 2002, announcing VantageMed Corporation's new chief executive officer and the second, dated April 23, 2002 announcing VantageMed Corporation's requests a hearing to appeal Nasdaq Delisting notification.

    On May 7, 2002, The Company filed a report of Form 8-K noting two press release, the first dated May 3, 2002 announcing VantageMed Corporation's notification by Nasdaq that the Company does not currently comply with the independent director and audit committee requirements and the second, dated April 23, 2002 announcing VantageMed Corporation's hearing has been scheduled for May 17, 2002 with the Nasdaq Listing Qualifications Panel to address its deficiencies previously reported in the Company's releases dated March 25, 2002 and April 18, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGEMED CORPORATION
By:
/s/ GREGORY B. HILL
Gregory B. Hill Chief Financial Officer
Date: May 15, 2002

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