Form 10QSB
period 2002-06-30
VANTAGEMED CORP
filed 2002-08-14
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 13, 2002
Common stock	8,478,596

VantageMed Corporation

Index and Cross Reference

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,792	$1,709
Short-term investments	4,131	1,322
Accounts receivable, net of allowance of $171 and $153 respectively	2,295	1,854
Current portion of notes receivable	189	122
Inventories, net	347	378
Prepaid expenses and other	468	341

Total current assets	10,222	5,726
LONG-TERM INVESTMENTS	2,583	1,792
NOTES RECEIVABLE, net of current portion	32	—
PROPERTY AND EQUIPMENT, net	1,268	892
INTANGIBLES, net	3,701	3,467

Total assets	$17,806	$11,877

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$553	$553
Accounts payable	1,285	685
Accrued liabilities	1,554	2,740
Customer deposits and deferred revenue	2,699	2,681

Total current liabilities	6,091	6,659
LONG-TERM DEBT, net of current portion	924	755

Total liabilities	7,015	7,414
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,535,831 and 8,481,641 shares issued and outstanding in 2001 and 2002, respectively	9	8
Additional paid-in capital	72,549	72,513
Accumulated other comprehensive income	40	19
Accumulated deficit	(61,807)	(68,077)

Total stockholders' equity	10,791	4,463

Total liabilities and stockholders' equity	$17,806	$11,877

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Software and systems	$1,610	$1,174	$3,649	$2,497
Customer support and electronic services	4,307	4,108	8,690	8,171

Total revenues	5,917	5,282	12,339	10,668

OPERATING COSTS AND EXPENSES:
Software and systems	594	393	1,282	829
Customer support and electronic services	2,638	2,718	5,269	5,395
Selling, general and administrative	2,816	3,751	6,271	6,702
Product development	1,326	878	2,616	2,020
Depreciation and amortization	844	319	1,765	644
Restructuring, impairment and other charges	183	1,379	183	1,379

Total operating costs and expenses	8,401	9,438	17,386	16,969

LOSS FROM OPERATIONS	(2,484)	(4,156)	(5,047)	(6,301)

INTEREST INCOME (EXPENSE) AND OTHER:
Interest and other income	304	57	578	115
Interest and other expense	(44)	(50)	(85)	(84)

Total interest income and other, net	260	7	493	31

LOSS BEFORE INCOME TAXES	(2,224)	(4,149)	(4,554)	(6,270)
INCOME TAXES	—	—	—	—

Net loss	$(2,224)	$(4,149)	$(4,554)	$(6,270)

Basic and diluted net loss per share	$(0.26)	$(0.49)	$(0.53)	$(0.74)

Weighted-average shares-basic and diluted	8,624,577	8,487,178	8,626,108	8,511,802

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(2,224)	$(4,149)	$(4,554)	$(6,270)
Other Comprehensive income (loss):
Unrealized gains (losses) on securities	25	(27)	23	(21)

Comprehensive loss	$(2,199)	$(4,176)	$(4,531)	$(6,291)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,554)	$(6,270)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	1,765	644
Impairment of intangibles	162	—
Loss on disposal of property, plant and equipment	3	103
Bad debt expense	8	24
Amortization of deferred compensation	23	—
Changes in assets and liabilities—
Accounts receivable	81	417
Inventories	30	(31)
Prepaid expenses and other	(175)	106
Accounts payable and accrued liabilities	(370)	596
Customer deposits and deferred revenue	(190)	(18)

Net cash used for operating activities	(3,217)	(4,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71)	(66)
Purchase of investments	(8,984)	—
Proceeds from maturity of investments	12,238	3,579
Proceeds from sale of property and equipment	26	—
Repayment of notes receivable	17	73

Net cash provided by investing activities	3,226	3,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	1	—
Repurchase of common stock	(30)	—
Principal payments on long-term debt	(233)	(240)

Net cash used for financing activities	(262)	(240)

Net change in cash and cash equivalents	(253)	(1,083)
CASH AND CASH EQUIVALENTS, beginning of period	3,788	2,792

CASH AND CASH EQUIVALENTS, end of period	$3,535	$1,709

See Note 3 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND RISKS:

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by VantageMed Corporation ("the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission on May 15, 2002.

        The Company was incorporated in California on June 1, 1995. On April 9, 1997, the Company was reincorporated in Delaware. In February 2000, the Company completed its initial public offering ("IPO") of 3,000,000 shares of its common stock, the gross proceeds of which aggregated approximately $36 million. The Company is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Sacramento and Los Angeles, California; Honolulu, Hawaii; Seattle, Washington; Kansas City, Missouri; Pompton Plains, New Jersey; Milford, Michigan; Pittsburgh, Pennsylvania; Boston, Massachusetts; Boulder, Colorado; Houston, Texas; Birmingham, Alabama; Greensboro, North Carolina; and Little Rock, Arkansas. The Company develops, sells, installs and supports software products and services that assist physicians and physician organizations and other healthcare providers in the operation of their practices and organizations. The Company has built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support its new generation software and services.

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

        The Company is also subject to a number of additional risks, including, but not limited to, risks associated with acquisitions (successful integration and operation of new products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. Management believes that the Company has cash, short-term and long-term investments sufficient to meet its cash flow needs through at least June 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        In May 2002, the Company entered into a Standby Letter of Credit Agreement for $150,000, expiring on January 15, 2004. This Agreement is fully secured by one of the Company's short-term investments.

Inventories

        Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the remaining lease term. Maintenance and repairs are expensed as incurred.

Intangibles

        Intangibles include goodwill, acquired software, customer lists and covenants not to compete. Goodwill represents the amount of purchase price in excess of the fair value of the identifiable assets purchased in acquisitions completed by the Company and is not amortized. Acquired software consists of software purchased in acquisitions completed by the Company and is amortized on a straight-line basis over a period of two to four years, depending on the estimated continued use of the software product acquired. Customer lists are amortized on a straight-line basis over two to ten years, representing the estimated future life of customer relationships. Covenants not to compete are amortized on a straight-line basis over two to five years, representing the life of such agreements.

Asset Impairment

        Long-lived assets, such as property and equipment and intangibles, excluding goodwill, are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value.

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

        The Company enters into license agreements with customers which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Other customer support and electronic services are also provided to the Company's licensees of software products. These services consist primarily of software maintenance and customer service, network and computer hardware support and installation of software at customer sites. The revenue from the installations is recognized upon completion of installation. The revenue from software maintenance, customer service and support is recognized ratably over the term of the support period. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor-specific objective evidence of fair market value established by independent sale of the elements sold separately or, if the element is not yet being sold separately, the price established by management. Revenues from other services, which include training, data conversion, electronic claims processing, electronic statement printing, mailing and electronic remittance advices are recognized as the services are provided.

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

Restructuring Costs

        The Company records the costs of consolidating acquired operations into existing Company facilities, including external costs and liabilities to close redundant Company facilities and severance costs relating to the Company's employees in accordance with Emerging Issues Task Force Issue (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (Including Certain Costs Incurred in Restructuring)."

Legal Costs

        Legal costs incurred by the Company arising in the normal course of business are expensed as incurred. Estimated future legal costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

Net Loss Per Common Share

        Net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares from stock options and warrants are excluded from the computation of net loss per share for the for the three and six month periods ended June 30, 2001, and June 30, 2002, because their effect is antidilutive, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. There were 1,103,000 and 1,641,000 outstanding options and warrants as of June 30, 2001 and 2002, respectively.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS No. 142 became effective for the Company on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets, including those meeting new recognition criteria under the statement will continue to be amortized over their estimated useful lives. The transition provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of the adoption of SFAS 142. The Company has completed the test and concluded that as of January 1, 2002, goodwill is not impaired.

        Net loss for the three and six months ended June 30, 2001, adjusted for the non-amortization provisions of SFAS No. 142, was $2,090,000 and $4,287,000, respectively. Loss per share for the three and six months ended June 30, 2001, adjusted for the non-amortization provisions was $0.24 and $0.50, respectively.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash payments for interest amounted to approximately $81,000 and $58,000 for the six months ended June 30, 2001 and 2002, respectively. The Company made no cash payments for income taxes for the six months ended June 30, 2001 and 2002.

        During the six months ended June 30, 2001 and 2002, the Company financed $113,000 and $71,000, respectively, for the purchase of property and equipment under capital leases.

        For the six months ended June 30, 2002, the Company liquidated stock being held as collateral on two notes receivable that are in default, at a current market value of $36,000.

4. CONTINGENCIES:

        The Company and certain of its officers and directors have been named as defendants in lawsuits alleging violations of the federal securities laws. The first of these lawsuits was filed on March 13, 2000 in the United States District Court for the Eastern District of California. This action and several additional, similar actions were consolidated by the court into a single action entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD. The lawsuit alleges claims under the Securities Act of 1933 in connection with the Company's February 15, 2000 IPO.

        Plaintiffs purported to represent a class of all persons who purchased the Company's common stock pursuant to its February 15, 2000 IPO. The Plaintiffs alleged that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that the Company would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of its eMCee product would be lower than expected. Plaintiffs also named the Company's underwriters, J.C. Bradford and Advest, Inc., and the Company's prior accountants, Arthur Andersen LLP ("Andersen"), as defendants.

        On July 18, 2002 the Company received final court approval of the settlement of the consolidated securities class action lawsuit filed against the Company and several of its officers and directors. Under the terms of the settlement, all claims against the Company were dismissed without admission of liability or wrongdoing. The shareholder class will receive a cash payment of $2,500,000, out of which class counsel will be awarded attorney's fees. The Company recorded a $1,200,000 million charge in the fourth quarter of 2001 to reflect its portion of the settlement. The Company also accrued anticipated legal expenses related to this settlement of $100,000. The Company paid its portion of the settlement in December 2001 and no future payments to the settlement class will be required.

        On February 8, 2002, Andersen resigned as the Company's independent auditors. Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. The Audit Committee, with the assistance of outside counsel, conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as the Company's independent auditors. The investigation found no evidence of manipulation on the part of the Company or management, but determined that the issues raised by Andersen were the result of inadequate internal controls.

        The resignation of Andersen and the subsequent independent investigation by the Company's Audit Committee and outside counsel has prompted informal inquiries by Nasdaq and the Securities & Exchange Commission ("SEC"). Senior management and the Audit Committee have met with Nasdaq and the SEC and provided all information requested. In response to certain Nasdaq recommendations, the Company has taken proactive measures to enhance internal controls and enhance its senior management team and board of directors. The SEC is continuing its investigation and at June 30, 2002 the Company had incurred legal fees totaling $295,000 related to this matter and has accrued an additional $215,000 representing an estimate of its obligation under existing indemnification agreements between the Company and certain former officers of the Company involved in the inquiry for future legal costs to be incurred prior to the resolution of this matter.

        The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals amounted to $221,000 at June 30, 2002, and are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals. Costs incurred by the Company to defend itself against litigation arising in the normal course of business are expensed as incurred.

5. SEGMENT REPORTING:

        The Company reports two operating segments, the software and systems sales group and customer support and electronic services group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on margin level before selling, general and administrative and other operating costs. The Company does not manage costs below gross margin by segment. The Company does not track long-lived assets by segment and therefore related disclosures are not presented. The software and systems sales group sells and licenses practice management software products to physicians, dentists and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support and electronic services group provides software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing and electronic remittance advices. The Company's reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.

        The following table reports selected segment information for the three months ended and six months ended June 30, 2001 and 2002, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Software and Systems:
Software:
Revenue	$971	$798	$2,205	$1,707
Cost of revenue	128	119	269	256

Gross margin	$843	$679	$1,936	$1,451

Gross margin percentage	86.8%	85.1%	87.8%	85.0%
Systems:
Revenue	$639	$376	$1,444	$790
Cost of revenue	466	274	1,013	573

Gross margin	$173	$102	$431	$217

Gross margin percentage	27.2%	27.1%	29.8%	27.5%
Total Software and Systems:
Revenue	$1,610	$1,174	$3,649	$2,497
Cost of revenue	594	393	1,282	829

Gross margin	$1,016	$781	$2,367	$1,668

Gross margin percentage	63.1%	66.5%	64.9%	66.8%
Customer Support and Electronic Services:
Customer Support:
Revenue	$3,139	$2,973	$6,457	$5,918
Cost of revenue	1,878	1,977	3,828	3,900

Gross margin	$1,261	$996	$2,629	$2,018

Gross margin percentage	40.2%	33.5%	40.7%	34.1%
Electronic Services:
Revenue	$1,168	$1,135	$2,233	$2,253
Cost of revenue	760	741	1,441	1,495

Gross margin	$408	$394	$792	$758

Gross margin percentage	34.9%	34.7%	35.5%	33.6%
Total Customer Support and Electronic Services:
Revenue	$4,307	$4,108	$8,690	$8,171
Cost of revenue	2,638	2,718	5,269	5,395

Gross margin	$1,669	$1,390	$3,421	$2,776

Gross margin percentage	38.8%	33.8%	39.4%	34.0%

6. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

        On June 10, 2002, management committed to a restructuring plan aimed at substantially reducing its monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliant products. The restructuring plan includes re-evaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce including 20 sales and administrative, 27 product development and 27 customer service personnel. At June 30, 2002, the

Company had terminated 31 employees, consisting of 10 sales and administrative, nine product development and 12 customer service personnel. The restructuring efforts should be substantially complete by September 30, 2002.

        The Company recorded costs and accrued liabilities to record severance payments, consolidate facilities, and write off property and equipment relating to the consolidated facilities that were no longer being used. The components of restructuring, impairment and other charges are as follows:

Compensation costs for severance and other termination benefits	$747
Facility closure and consolidation	534
Write-off property and equipment	98

Total restructuring, impairment and other charges	$1,379

        If restructuring charges would not have been presented separately in the Consolidated Statement of Operations for the six months ended June 30, 2002, compensation costs for severance and other termination benefits of $390,000 would have been charged to product development, $188,000 would have been charged to cost of goods sold for customer support and $169,000 would have been charged to selling, general and administrative expenses. Facility closure and consolidation, as well as, the write off of property and equipment of $632,000 would have been charged to selling, general and administrative expenses. The remaining accrual for restructuring as of June 30, 2002 was $503,000 for compensation costs for severance and other termination benefits and $523,000 for facility closure and consolidation.

7. RELATED PARTY TRANSACTIONS:

        Included in notes receivable is one note with a face amount of $200,000 with a former officer and director of the Company, bearing interest at prime rate, and secured by 262,765 shares of the Company's common stock. Monthly interest payments were due beginning December 31, 2001, after payment of interest for the previous full year had been made. Total principal and any remaining interest due are payable on November 3, 2002. At December 31, 2001, the note was in default and the Company recorded a reserve totaling $100,000 representing the difference between the outstanding balance and the fair value of the underlying collateral. The note remained in default at June 30, 2002. During the second quarter of 2002, the Company foreclosed and liquidated 37,235 shares representing the past due interest. Additionally, the Company increased the reserve by $33,000 in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You should carefully review the risks set forth in this document under "Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors."

Overview

        VantageMed is a national provider of healthcare information systems and services. Our strategy is to continue to expand our national distribution network through internal growth and the acquisition of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to continue to grow our recurring revenues through the migration of current customers from legacy systems to our Windows-based, Internet-enabled software products, electronic services and additional acquisitions, while at the same time continuing to expand both our market penetration and product offerings.

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

        Our revenues include both recurring and non-recurring revenues. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. We consider our non-recurring revenues to be revenues generated from sales of software and systems and related training, data conversion and installation services. We expect the mix of recurring and non-recurring revenues to fluctuate based on our ability to sell our products. Over time, we believe that recurring revenues will continue to represent a large portion of our overall revenues. Recurring revenue is not a measurement defined by accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. All companies do not calculate recurring revenues in the same manner or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix.

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

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Software and Systems:
Revenues	$1,610	$1,174	$3,649	$2,497
Cost of revenues	594	393	1,282	829

Gross margin	$1,016	$781	$2,367	$1,668

Gross margin percentage	63.1%	66.5%	64.9%	66.8%
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Customer Support and Electronic Services:
Revenues	$4,307	$4,108	$8,690	$8,171
Cost of revenues	2,638	2,718	5,269	5,395

Gross margin	$1,669	$1,390	$3,421	$2,776

Gross margin percentage	38.8%	33.8%	39.4%	34.0%

        We have invested approximately $19.3 million in product development since our inception. These funds have been primarily invested in our Windows-based, Internet-enabled products. The costs have been expensed as incurred.

        As of December 31, 2001, we had post-acquisition federal and state net operating loss carry forward benefits of approximately $12.2 million and $1.4 million, respectively, available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2022.

        Historically, our strategy has been to acquire companies with technology to enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2001 or for the six months ended June 30, 2002. Currently, our strategic focus is on substantially reducing our cash usage and recurring operating losses. On June 10, 2002, we initiated a comprehensive restructuring plan that includes re-evaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce. Our restructuring efforts should be substantially complete by September 30, 2002.

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

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Revenues:
Software and systems	27.2%	22.2%	29.6%	23.4%
Customer support and electronic services	72.8	77.8	70.4	76.6

Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	10.0	7.4	10.4	7.8
Customer support and electronic services	44.6	51.5	42.7	50.6
Selling, general and administrative	47.6	71.0	50.8	62.8
Product development	22.4	16.6	21.2	18.9
Depreciation and amortization	14.3	6.0	14.3	6.0
Restructuring and impairment of intangibles	3.1	26.1	1.5	12.9

Total costs and operating expenses	142.0	178.6	140.9	159.0

Loss from operations	(42.0)	(78.5)	(40.9)	(59.0)
Interest income (expense), net	4.4	0.1	4.0	0.3

Loss before income taxes	(37.6)	(78.5)	(36.9)	(58.7)
Income taxes	—	—	—	—

Net loss	(37.6)%	(78.6)%	(36.9)%	(58.7)%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

        Revenues.    Total revenues decreased 10.7% from $5.9 million for the three months ended June 30, 2001 to $5.3 million for the three months ended June 30, 2002. The decrease in total revenues is due to the continued market softness in our industry. Recurring revenues decreased 4.7% from $4.1 million for the three months ended June 30, 2001 to $3.9 million in the corresponding period of 2002, while non-recurring revenues decreased 24.2% from $1.8 million for the three months ended June 30, 2001, to $1.4 million in the corresponding period of 2002.

          Software and Systems.    Software and systems revenue decreased 27.1% from $1.61 million for the three months ended June 30, 2001 to $1.17 million for the corresponding period of 2002. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 60.3% and 68.0% and computer hardware and supply revenues were 39.7% and 32.0% of total software and systems revenues for the three months ended June 30, 2001 and 2002, respectively. The decrease in software and systems revenues was due primarily to fewer sales of our Windows-based products. In addition to market competition, sales of our Windows-based products were adversely impacted by our decision to de-emphasize sales of one of these products during the second quarter of 2002 pending the release of a new version that is anticipated in the third quarter of 2002.

          Revenues from software licensing decreased 17.8% from $971,000 for the three months ended June 30, 2001 to $798,000 for the corresponding period 2002. Legacy product sales were 60.3% of software licensing revenues for the three months ended June 30, 2001 compared to 89.1% in the corresponding period of 2002. Windows-based product sales were 32.7% of software licensing revenues for the three months ended June 30, 2001 compared to 10.9% in the corresponding period of 2002. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 19.5% from $843,000 for the three months ended June 30, 2001 to $679,000 for the corresponding period of 2002.

          Revenues from computer hardware and supplies decreased 41.3% from $639,000 for the three months ended June 30, 2001 to $376,000 for the corresponding period of 2002. The gross margin from computer hardware and supplies revenues decreased 41.4% from $173,000 for the three months ended June 30, 2001 to $102,000 for the corresponding period of 2002.

          Customer Support and Electronic Services.    Customer support and electronic services revenue decreased 4.6% from $4.3 million for the three months ended June 30, 2001, to $4.1 million for the corresponding period of 2002. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 72.9% and 72.4% and electronic services revenues were 27.1% and 27.6% for the three months ended June 30, 2001 and 2002, respectively.

          Revenues from customer support decreased 5.3% from $3.1 million for the three months ended June 30, 2001 to $3.0 million for the corresponding period of 2002. The decrease is primarily due to lower training, data conversion and installation service revenues resulting from fewer new systems sales. The combination of both the dollar decrease in revenue in this category and the increase in cost for customer support resulted in a decrease in the gross margin. The gross margin for customer support revenues decreased 20.9% from $1.3 million for the three months ended June 30, 2001 to $996,000 in the corresponding period of 2002.

          Revenues from electronic services decreased 2.8% from $1.2 million for the three months ended June 30, 2001 to $1.1 million for the corresponding period of 2002 due to the fluctuations in the volume of claims processed. Corresponding to the dollar decrease in electronic services revenues, the gross margin for electronic services revenues decreased 3.4% from $408,000 for the three months ended June 30, 2001 to $394,000 in the corresponding period of 2002.

        Cost of Revenues.    Total cost of revenues decreased 3.7% from $3.2 million for the three months ended June 30, 2001 to $3.1 million for the corresponding period of 2002, and increased as a percentage of total revenues from 54.6% for the three months ended June 30, 2001 to 58.9% in the corresponding period of 2002.

          Software and Systems.    Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 33.8% from $594,000, or 36.1% of related revenues for the three months ended June 30, 2001 to $393,000, or 33.5% of related revenues for the corresponding period of 2002. Software licensing costs were 21.6% and 30.3%, and computer hardware and supplies costs were 78.4% and 69.7% of total software and systems costs for the three months ended June 30, 2001 and 2002, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing were $128,000 for the three months ended June 30, 2001 compared to $119,000 for the corresponding period of 2002. Gross margin percentage for software licensing decreased from 86.8% for the three months ended June 30, 2001, to 85.1% for the corresponding period of 2002.

          Costs for computer hardware and supplies decreased 41.2% from $466,000 for the three months ended June 30, 2001 to $274,000 for the corresponding period of 2002. The decrease is due to a change in the mix of product and services sold. Gross margin percentage for computer hardware and supplies remained constant at 27.2% for the three months ended June 30, 2001 compared to 27.1% in the corresponding period of 2002.

          Customer Support and Electronic Services.    Customer support and electronic services costs increased 3.0% from $2.6 million, or 61.2% of related revenues for the three months ended June 30, 2001 to $2.7 million, or 66.2% of related revenues for the corresponding period of 2002. Customer support costs were 71.2% and 72.7%, and electronic services costs were 28.8% and 27.3% of total customer support and electronic services costs for the three months ended June 30, 2001 and 2002, respectively.

          Costs for customer support increased 5.3% from $1.9 million for the three months ended June 30, 2001 to $2.0 million for the corresponding period of 2002. The customer support gross margin percentage decreased from 40.2% for the three months ended June 30, 2001 to 33.5% in the corresponding period of 2002, primarily due to the reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support service.

          Costs for electronic services decreased 2.5% from $760,000 for the three months ended June 30, 2001 to $741,000 for the corresponding period of 2002. The electronic services gross margin percentage remained relatively constant from 34.9% for the three months ended June 30, 2001 to 34.7% in the corresponding period of 2002.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 33.2% from $2.8 million, or 47.6% of total revenues for the three months ended June 30, 2001, to $3.8 million, or 71.0% of total revenues for the corresponding period of 2002. Included in the second quarter of 2002 are significant non-recurring expense items as follows: severance payments totaling $313,000 to certain former executive officers; additional audit fees of $190,000 incurred to complete the fiscal 2001 audit following the resignation of Arthur Andersen LLP in February 2002 and the subsequent appointment of Grant Thornton LLP in April 2002; and legal expenses of $394,000 related to the ongoing informal inquiry being conducted by the SEC, of which $215,000 represents an estimate of our obligation under existing indemnification agreements between us and certain former officers of the Company involved in the inquiry for future legal costs to be incurred prior to the resolutions of this matter. Additionally, in the second quarter of 2001, we resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid. The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

        Product Development.    Product development expenses decreased 33.7% from $1.3 million, or 22.4% of total revenues for the three months ended June 30, 2001, to $878,000, or 16.6% of total revenues for the corresponding period of 2002. The dollar and percentage decreases were primarily due to a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services and the termination of certain personnel in connection with our restructuring plan initiated on June 10, 2002.

        Restructuring, Impairment and Other Charges.    In connection with our restructuring plan initiated on June 10, 2002, we incurred non-recurring charges totaling $1.4 million related to severance and other employee-related exit costs as well as costs associated with the closure of three operating facilities under long-term leases. In May 2001, we made the decision to close the Salt Lake City regional office. This closure resulted in an impairment write-down of $162,000 on certain intangible assets and other charges in connection with this closure totaling $21,000.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 62.2% from $844,000 or 14.3% of total revenues, for the three months ended June 30, 2001, to $319,000, or 6.0% of total revenues, for the corresponding period of 2002. Of these amounts, amortization expenses were $643,000 for the three months ended June 30, 2001 and $117,000 for the corresponding period of 2002. The significant decrease in amortization is due primarily to two factors. In 2001, we recorded a goodwill impairment charge of $5.8 million, representing approximately 27% of total net intangibles at December 31, 2001. Additionally, effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142 whereby we no longer record the amortization of goodwill. Rather, goodwill will be tested periodically for impairment. No goodwill impairment charges were recorded during the second quarter of 2002.

        Interest Income (Expense) and Other, Net.    Interest income/expense and other was $260,000, or 4.4% of total revenues for the three months ended June 30, 2001, compared to $7,000 or 0.1% of total revenues for the three months ended June 30, 2002. The interest income decrease is due to two factors. Average cash investments decreased from $13.0 for the quarter ended June 30, 2001 to $4.6 million for the quarter ended June 30, 2002 and the interest rate earned on these investments decreased from 5.84% for the quarter ended June 30, 2001 to 3.20% for the quarter ended June 30, 2002.

        Income Taxes.    No tax benefit was recorded for the three months ended June 30, 2001 and 2002. In accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

        Revenues.    Total revenues decreased 13.5% from $12.3 million for the six months ended June 30, 2001 to $10.7 million for the six months ended June 30, 2002. Recurring revenues decreased 3.7% from $8.0 million for the six months ended June 30, 2001 to $7.7 million in the corresponding period of 2002, while non-recurring revenues decreased 31.9% from $4.3 million for the six months ended June 30, 2001, to $2.9 million in the corresponding period of 2002.

          Software and Systems.    Software and systems revenue decreased 31.6% from $3.6 million for the six months ended June 30, 2001 to $2.5 million for the corresponding period of 2002. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 60.4% and 68.4% and computer hardware and supply revenues were 39.6% and 31.6% of total software and systems revenues for the six months ended June 30, 2001 and 2002, respectively. The decrease in software and systems revenues was due primarily to fewer sales of our Windows-based products. In addition to market competition, sales of our Windows-based products were adversely impacted by our decision to de-emphasize sales of one of these products during the second quarter of 2002 pending the release of a new version that is anticipated in the third quarter of 2002.

          Revenues from software licensing decreased 22.6% from $2.2 million for the six months ended June 30, 2001 to $1.7 million for the corresponding period 2002. Legacy product sales were 59.8% of software licensing revenues for the six months ended June 30, 2001 compared to 71.3% in the corresponding period of 2002. Windows-based product sales were 42.3% of software licensing revenues for the six months ended June 30, 2001 compared to 28.7% in the corresponding period of 2002. Corresponding to the dollar decrease in software licensing revenues, the gross margin for software licensing revenues decreased 25.1% from $1.9 million for the six months ended June 30, 2001 to $1.5 million for the corresponding period of 2002.

          Revenues from computer hardware and supplies decreased 45.4% from $1.4 million for the six months ended June 30, 2001 to $790,000 for the corresponding period of 2002. The gross margin from computer hardware and supplies revenues decreased 49.8% from $431,000 for the six months ended June 30, 2001 to $217,000 for the corresponding period of 2002.

          Customer Support and Electronic Services.    Customer support and electronic services revenue decreased 6.0% from $8.7 million for the six months ended June 30, 2001, to $8.2 million for the corresponding period of 2002. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 74.3% and 72.4% and electronic services revenues were 25.7% and 27.6% for the six months ended June 30, 2001 and 2002, respectively.

          Revenues from customer support decreased 8.3% from $6.5 million for the six months ended June 30, 2001 to $6.0 million for the corresponding period of 2002. The decrease is primarily due to lower training, data conversion and installation service revenues resulting from fewer new systems sales. The combination of both the dollar decrease in revenue in this category and the increase in cost for customer support resulted in a significant decrease in the gross margin. The gross margin for customer support revenues decreased 23.2% from $2.6 million for the six months ended June 30, 2001 to $2.0 million in the corresponding period of 2002.

          Revenues from electronic services increased 0.9% from $2.23 million for the six months ended June 30, 2001 to $2.25 million for the corresponding period of 2002 due to the fluctuations in the volume of claims processed. The gross margin for electronic services revenues decreased 4.3% from $792,000 for the six months ended June 30, 2001 to $758,000 for the corresponding period of 2002.

        Cost of Revenues.    Total cost of revenues decreased 5.0% from $6.6 million for the six months ended June 30, 2001 to $6.2 million in the corresponding period of 2002, and increased as a percentage of total revenues from 53.1% for the six months ended June 30, 2001 to 58.3% in the corresponding period of 2002.

          Software and Systems.    Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 35.3% from $1.3 million, or 35.1% of related revenues for the six months ended June 30, 2001 to $829,000, or 33.2% of related revenues for the corresponding period of 2002. Software licensing costs were 20.9% and 30.9%, and computer hardware and supplies costs were 79.1% and 69.1% of total software and systems costs for the six months ended June 30, 2001 and 2002, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing decreased 4.5% from $269,000 for the six months ended June 30, 2001 to $256,000 for the corresponding period of 2002. The decrease is due to a change in the mix of products and services sold. Gross margin percentage for software licensing decreased from 87.8% for the six months ended June 30, 2001, to 85.0% for the corresponding period of 2002.

          Costs for computer hardware and supplies decreased 43.5% from $1.0 million for the six months ended June 30, 2001 to $573,000 for the corresponding period of 2002. Gross margin percentage for computer hardware and supplies decreased from 29.8% for the six months ended June 30, 2001 to 27.4% in the corresponding period of 2002 due to the mix of products sold.

          Customer Support and Electronic Services.    Customer support and electronic services costs increased 2.4% from $5.3 million, or 60.6% of related revenues for the six months ended June 30, 2001 to $5.4 million, or 66.0% of related revenues for the corresponding period of 2002. Customer support costs were 72.6% and 72.3%, and electronic services costs were 27.4% and 27.6% of total customer support and electronic services costs for the six months ended June 30, 2001 and 2002, respectively.

          Costs for customer support increased 1.9% from $3.8 million for the six months ended June 30, 2001 to $3.9 million for the corresponding period of 2002. The customer support gross margin percentage decreased from 40.7% for the six months ended June 30, 2001 to 34.1% in the corresponding period of 2002, primarily due to a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services.

          Costs for electronic services increased 3.7% from $1.4 million for the six months ended June 30, 2001 to $1.5 million for the corresponding period of 2002. The electronic services gross margin percentage decreased from 35.5% for the six months ended June 30, 2001 to 33.6% in the corresponding period of 2002. Decrease in gross margin percentage was due to revenue growth of certain products that have lower gross margin percentages.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 6.9% from $6.3 million, or 50.8% of total revenues for the six months ended June 30, 2001, to $6.7 million, or 62.8% of total revenues for the corresponding period of 2002. Included in the six months ended June 30, 2002 are significant non-recurring expense items as follows: severance payments totaling $313,000 to certain former executive officers; additional audit fees of $190,000 incurred to complete the fiscal 2001 audit following the resignation of Arthur Andersen LLP in February 2002 and the subsequent appointment of Grant Thornton LLP in April 2002; and legal expenses of $510,000 related to the ongoing informal inquiry being conducted by the Securities and Exchange commission, of which $215,000 represents an estimate of our obligation under existing indemnification agreements between us and certain former officers of the Company involved in the inquiry for future legal costs to be incurred prior to the resolution of this matter. Additionally, in the second quarter of 2001, we resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid. The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

        Product Development.    Product development expenses decreased 22.7% from $2.6 million, or 21.2% of total revenues for the six months ended June 30, 2001, to $2.0 million, or 18.9% of total revenues for the corresponding period of 2002. The dollar and percentage decreases were primarily due to a reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services and the termination of certain personnel in connection with our restructuring plan initiated on June 10, 2002.

        Restructuring, Impairment and Other Charges.    In connection with our restructuring plan initiated on June 10, 2002, we incurred non-recurring charges totaling $1.4 million related to severance and other employee-related exit costs as well as costs associated with the closure of three operating facilities under long-term leases. In May 2001, we made the decision to close the Salt Lake City regional office. This closure resulted in an impairment write-down of $162,000 on certain intangible assets and other charges in connection with this closure totaling $21,000.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 63.5% from $1.8 million or 14.3% of total revenues, for the six months ended June 30, 2001, to $644,000, or 6.0% of total revenues, in the corresponding period of 2002. Of these amounts, amortization expenses were $1.4 million for the six months ended June 30, 2001 and $234,000 in the corresponding period of 2002. The significant decrease in amortization is due primarily to two factors. In 2001, we recorded a goodwill impairment charge of $5.8 million, representing approximately 27% of total net intangibles at December 31, 2001. Additionally, effective January 1, 2002, we adopted Statement of Financial Accounting Standard SFAS No. 142 whereby we no longer record the amortization of goodwill. Rather, goodwill will be tested periodically for impairment. No goodwill impairment charges were recorded for the six months ending June 30, 2002.

        Interest Income (Expense) and Other, Net.    Interest income was $493,000, or 4.0% of total revenues for the six months ended June 30, 2001, compared to interest income of $31,000 or 0.3% of total revenues for the six months ended June 30, 2002. The interest income decrease is due to two factors. Average cash investments decreased $14.1 million for the six months ended June 30, 2001 to $5.5 for the six months ended June 30, 2002 and the interest rate earned on these investments decreased from 5.90% for the six months ended June 30, 2001 to 3.68% for the same period this year.

        Income Taxes.    No tax benefit was recorded for the six months ended June 30, 2001 and 2002. In accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Liquidity and Capital Resources

        Net cash used for operating activities was $3.2 million and $4.4 million for six months ended June 30, 2001 and 2002, respectively. Net cash used for operating activities for the six months ended June 30, 2001 related to the net loss for the period, offset primarily by depreciation and amortization expense and impairment of certain intangibles. Net cash used for operating activities for the six months ended June 30, 2002 related to the net loss for the period, offset primarily by depreciation and amortization expense.

        Net cash provided by investing activities was $3.2 million and $3.6 million for the six months ended June 30, 2001 and 2002, respectively and consisted primarily of the maturity of short-term investments.

        Net cash used for financing activities was $262,000 for the six months ended June 30, 2001 and consists of payments on long-term debt and the repurchase of the company's common stock. Net cash used for financing activities for the six months ended June 30, 2001 was $240,000 and consisted of payments of long-term debt. In addition, at June 30, 2002, we had $436,000 and $83,000 in capital leases and loans respectively, primarily for computers and office equipment. In addition, we had $775,000 in debt issued in connection with acquisitions that was outstanding at June 30, 2002. Interest rates on the promissory notes range from 3.90% to 11.98%. Future minimum payments under debt and lease obligations (capital and operating) for 2002, 2003, 2004, 2005 and thereafter are $1.7 million, $1.3 million, $911,000, $334,000, $129,000, respectively.

        At June 30, 2002, we had a negative working capital position and had negative cash flow during the quarter. In response to this financial situation, we implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce. The restructuring efforts should be substantially completed by September 30, 2002. We expect that these actions, along with other anticipated expense reductions will substantially decrease our monthly cash usage by the fourth quarter 2002. Additionally, the negative working capital does not include long-term investments of $1.8 million that mature in 2004 and could be liquidated or borrowed against, if necessary.

        We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least June 2003. However, we may seek to raise additional funds to cover unexpected losses, fund more rapid expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

Recent Accounting Pronouncements

        See Note 2 of Notes to Consolidated Financial Statements for the recent accounting pronouncements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

        We are subject to various risk factors, many of which are outside of our control, that could cause our actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to expected future operating results and future financial conditions or statements expressing general optimism about future operating results, are forward-looking statements. The following are the important factors that may cause actual results to differ from those expressed in such forward-looking statements.

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

        Effective June 14, 2002, Nasdaq permitted our common stock to be transferred to The Nasdaq SmallCap Market from The Nasdaq National Market via an exception from the Minimum Bid Price requirement. Additionally, because the Company has complied with Nasdaq's requirements for filing quarterly and annual reports with the SEC, the "E" was removed from our trading symbol.

        Nasdaq granted the temporary exception from the Minimum Bid Price standards subject to the Company meeting certain conditions, including timely filing of all periodic SEC reports, evidencing net tangible assets of at least $2,000,000 or shareholders' equity of at least $2,500,000 as of June 30, 2002, and demonstrating a closing bid price of at least $1.00 per share on or before September 18, 2002, and for a minimum of 10 consecutive trading days thereafter. The Company believes it can meet these conditions, however, there is no assurance that it will do so. In addition, Nasdaq reserves the right to modify, alter or extend the exception upon review of the Company's June 30, 2002 financials.

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

Internal Control Deficiencies as Noted as a Result of the Resignation of Our Independent Auditors and An Independent Investigation by Our Audit Committee and Outside Counsel May Represent Material Weaknesses in Our Internal Controls

        On February 8, 2002, Arthur Andersen LLP ("Andersen") resigned as our independent auditors. Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. Our Audit Committee, with the assistance of outside counsel conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as our independent auditors. The investigation found no evidence of manipulation on the part of VantageMed or our management, but determined that the issues raised by Andersen were the result of inadequate internal controls. While not reported as such, these deficiencies could represent material weaknesses in our internal controls.

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

Our Restructuring Plan May Not Be Successful

        During the second quarter of 2002, we developed and implemented a restructuring aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. The restructuring plan includes reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce. There can be no assurances that our restructuring plan will be successful.

We Have A Limited Operating History, A History Of Losses And Expect Our Losses To Continue, And May Never Achieve Profitability

        We have incurred operating losses since our incorporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $68.1 million, of which $15.3 million was amortization and depreciation, $17.7 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing, If Required

        We expect our cash and other current resources to sustain us through at least June 2003. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund more rapid expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Further, we can offer no assurances that our current resources will sustain us beyond June 2003.

        Additional financing may not be available on terms favorable to us, or at all. In the event that such financing requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

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

        Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel. There are a limited number of persons with the requisite skills available to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. We recently hired a new chief executive officer, chief financial officer and chief information officer. It is uncertain how long it will take for our new executives to integrate into the operations of the Company and if they will be effective in their roles.

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

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of June 30, 2002, the Company had approximately $3.7 million in available-for-sale investment securities, of which $601,000 was included in cash and cash equivalents. Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Historically, and as of June 30, 2002, we have not used derivative instruments or engaged in hedging activities.

        The Company has one promissory note with interest at prime plus 1.5% not to exceed 10.5%. The Company is subject to interest rate fluctuations whereby interest payments could increase if market interest rates increase, but the Company estimates that a 10% increase in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 4 of Notes to Consolidated Financial Statements

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds

        In February 2000, we completed an initial public offering ("IPO") of 3 million shares of its common stock. Advest Group, Inc. (an operating subsidiary of the MONY Group, Inc.) and UBS/Paine Webber (formally J.C. Bradford & Co.) acted as managing underwriters. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate-offering price of the shares of common stock registered and sold was $36 million. We paid an aggregate of approximately $2,520,000 in underwriting discounts and commissions. In addition, the following table itemizes the expenses incurred in connection with the offering:

Amount
(In thousands)
Securities and Exchange Commission registration fee	$11
National Association of Securities Dealers, Inc. filing fee	4
Nasdaq National Market listing fee	73
Accountants' fees and expenses	1,245
Legal fees and expenses	606
Transfer Agent's fees and expenses	23
Printing and engraving expenses	332
Miscellaneous	146

Total	$2,440

        None of the amounts shown were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

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

Application of Net Proceeds

        Since the completion of the IPO in February of 2000, we used approximately $3.8 million of such net proceeds for product development, approximately $1.7 million on sales and marketing, and $18.1 million for working capital and other general corporate purposes. The intended use of our

$3.7 million in residual net proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities.

Item 4. Submission of Matters to a Vote of Security Holders

        On June 19, 2002, the annual meeting of the stockholders of VantageMed Corporation was held for the purpose of electing David M. Philipp as a director and to ratify and approve the selection of Grant Thornton LLP as VantageMed's independent public auditors for the fiscal year ending December 31, 2002. Holders of 5,055,443 shares were represented at the meeting. Holders of a majority of the shares voted in favor of each of the proposals as follows:

Proposal	For	Against	Abstain
Elect David M. Philipp	4,810,622	244,821	—
Ratify Grant Thornton LLP as independent public auditors	4,947,214	107,042	1,187

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Employment Agreement dated August 7, 2002, between VantageMed Corporation and Richard M. Brooks.

  10.2
  Employment Agreement dated August 7, 2002, between VantageMed Corporation and Gregory B. Hill.

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    On May 17, 2002, the Company filed a report on Form 8-K noting a press release dated May 13, 2002, announcing the resignation of Joel Harris, the Company's President and a member of the Board of Directors. The Company also announced that Richard M. Brooks, the Company's Chief Executive Officer would serve as the Company's Chairman of the Board of Directors.

    On June 20, 2002, the Company filed a report on Form 8-K noting two press releases, the first dated June 14, 2002 announcing a restructuring plan that includes re-evaluating all strategic development initiatives, consolidating certain operating facilities and a reduction of the Company's total workforce. In connection with the restructuring, the Company also announced the appointment of Rajiv Donde as Chief Information Officer. The same press release also announced that the Nasdaq Listing Qualifications Panel has determined that VantageMed's common stock will be transferred to the Nasdaq Small Cap Market from the Nasdaq National Market effective at the open of business on June 14, 2002. The second press release, dated June 18, 2002 announced the appointment of David W. Zabrowski to the Company's Board of Directors. Mr. Zabrowski also joined the Board's Audit Committee and Compensation Committee.

    On August 2, 2002, the Company filed a report on Form 8-K announcing the receipt of final court approval of the settlement of the consolidated securities class action lawsuit filed against the Company and several of its officers and directors in the U.S. District Court of the Eastern District of California. Under the terms of the settlement, all claims against the Company were dismissed without admission of liability or wrongdoing.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGEMED CORPORATION
By:	/s/ GREGORY B. HILL Gregory B. Hill Chief Financial Officer
Date: August 14, 2002

QuickLinks

Index and Cross Reference
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES