Form 10QSB
period 2002-09-30
VANTAGEMED CORP
filed 2002-11-14
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 12, 2002
Common stock	8,473,999

Index and Cross Reference

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,792	$1,517
Short-term investments	4,131	1,311
Accounts receivable, net of allowance of $171 and $121 respectively	2,295	1,657
Current portion of notes receivable	189	93
Inventories, net	347	347
Prepaid expenses and other	468	394

Total current assets	10,222	5,319
LONG-TERM INVESTMENTS	2,583	789
NOTES RECEIVABLE, net of current portion	32	—
PROPERTY AND EQUIPMENT, net	1,268	774
INTANGIBLES, net	3,701	3,364

Total assets	$17,806	$10,246

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$553	$525
Accounts payable	1,285	693
Accrued liabilities	1,554	1,958
Customer deposits and deferred revenue	2,699	2,578

Total current liabilities	6,091	5,754
LONG-TERM DEBT, net of current portion	924	656

Total liabilities	7,015	6,410

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,535,831 and 8,473,999 shares issued and outstanding in 2001 and 2002, respectively	9	8
Additional paid-in capital	72,549	72,511
Accumulated other comprehensive income	40	24
Accumulated deficit	(61,807)	(68,707)

Total stockholders' equity	10,791	3,836

Total liabilities and stockholders' equity	$17,806	$10,246

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
REVENUES:
Software and systems	$1,822	$1,173	$5,471	$3,670
Customer support and electronic services	4,211	4,166	12,901	12,337

Total revenues	6,033	5,339	18,372	16,007

OPERATING COSTS AND EXPENSES:
Software and systems	594	430	1,876	1,259
Customer support and electronic services	2,559	2,606	7,828	8,001
Selling, general and administrative	2,967	2,199	9,238	8,901
Product development	1,262	467	3,877	2,487
Depreciation and amortization	811	251	2,576	895
Restructuring, impairment and other charges	—	—	183	1,379

Total operating costs and expenses	8,193	5,953	25,578	22,922

LOSS FROM OPERATIONS	(2,160)	(614)	(7,206)	(6,915)

INTEREST AND OTHER INCOME (EXPENSE):
Interest and other income	110	28	687	162
Interest and other expense	(45)	(44)	(130)	(147)

Total interest and other income (expense), net	65	(16)	557	15

LOSS BEFORE INCOME TAXES	(2,095)	(630)	(6,649)	(6,900)
INCOME TAXES	—	—	—	—

Net loss	$(2,095)	$(630)	$(6,649)	$(6,900)

Basic and diluted net loss per share	$(0.24)	$(0.07)	$(0.77)	$(0.81)

Weighted-average shares—basic and diluted	8,592,623	8,476,844	8,615,156	8,499,961

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(2,095)	$(630)	$(6,649)	$(6,900)
Other Comprehensive income (loss):
Unrealized gains (losses) on securities	49	5	72	(16)

Comprehensive loss	$(2,046)	$(625)	$(6,577)	$(6,916)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,649)	$(6,900)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	2,576	895
Impairment of intangibles	162	—
Loss on disposal of property, plant and equipment	30	111
Bad debt expense	23	34
Amortization of deferred compensation	32	—
Changes in assets and liabilities—
Accounts receivable	(368)	636
Inventories	42	—
Prepaid expenses and other	(173)	52
Accounts payable and accrued liabilities	(596)	(179)
Customer deposits and deferred revenue	(246)	(121)

Net cash used for operating activities	(5,167)	(5,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100)	(103)
Proceeds from maturity of investments	5,023	4,598
Proceeds from sale of property and equipment	5	—
Repayment of notes receivable	36	69

Net cash provided by investing activities	4,964	4,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and options	1	—
Repurchase of common stock	(96)	—
Principal payments on long-term debt	(363)	(367)

Net cash used for financing activities	(458)	(367)

Net change in cash and cash equivalents	(661)	(1,275)
CASH AND CASH EQUIVALENTS, beginning of period	3,788	2,792

CASH AND CASH EQUIVALENTS, end of period	$3,127	$1,517

See Note 3 for supplemental cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    ORGANIZATION AND RISKS:

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by VantageMed Corporation ("the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission on May 15, 2002.

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

Risks and Uncertainties

        The Company has suffered recurring losses from operations since its inception. These losses have resulted in negative operating cash flows and negative working capital. The Company may never be able to achieve positive operating cash flow, working capital or profitability.

        The Company is also subject to a number of additional risks, including, but not limited to, risks associated with acquisitions (successful integration and operation of new products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. Management believes that the Company has cash, short-term and long-term investments sufficient to meet its cash flow needs through at least September 2003. See Risk Factors in Part I, Item 2. of this Form 10-Q.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Net Loss Per Common Share

        Net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares from stock options and warrants are excluded from the computation of net loss per share for the for the three and nine month periods ended September 30, 2001 and September 30, 2002, because their effect is antidilutive, thereby decreasing net loss per common share. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share. There were 1,316,000 and 1,637,000 outstanding options and warrants as of September 30, 2001 and 2002, respectively.

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

        Net loss for the three and nine months ended September 30, 2001, adjusted for the non-amortization provisions of SFAS No. 142, was $1,963,000 and $6,251,000, respectively. Loss per share for the three and nine months ended September 30, 2001, adjusted for the non-amortization provisions was $0.23 and $0.73, respectively.

        In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to the Company's fiscal 2002 financial statements. The FASB's new rules on asset impairment supersede 2002 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for the disposition of long-lived assets. The Company will adopt the provisions of SFAS No. 144 effective for accounting periods subsequent to January 1, 2002. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income for loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

        FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and mollifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the ability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operation or financial position of the Company.

Reclassifications

        Certain reclassifications have been made in the 2001 financial statements to conform to classifications used in the current year. The reclassifications had no impact on net loss or stockholders' equity.

3.    SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash payments for interest amounted to approximately $127,000 and $84,000 for the nine months ended September 30, 2001 and 2002, respectively. The Company made no cash payments for income taxes for the nine months ended September 30, 2001 and 2002.

        During the nine months ended September 30, 2001 and 2002, the Company financed $249,000 and $71,000, respectively, for the purchase of property and equipment under capital leases.

        For the nine months ended September 30, 2002, the Company liquidated stock being held as collateral on two notes receivable that are in default, at a current market value of $38,000.

4.    CONTINGENCIES:

        On February 8, 2002, Arthur Andersen LLP ("Andersen") resigned as the Company's independent auditors. Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and the Company as to whether certain information concerning the funding of the sale of the Company's dental care business had been timely provided to Andersen. The Audit Committee, with the assistance of outside counsel, conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as the Company's independent auditors. The investigation found no evidence of manipulation on the part of the Company or management, but determined that the issues raised by Andersen were the result of inadequate internal controls.

        The resignation of Andersen and the subsequent independent investigation by the Company's Audit Committee and outside counsel has prompted informal inquiries by Nasdaq and the Securities & Exchange Commission ("SEC"). Senior management and the Audit Committee have met with Nasdaq and the SEC and have cooperated with the SEC staff and will continue to cooperate with the SEC staff in its inquiry. The Company has taken proactive measures to enhance internal controls and enhance its senior management team and board of directors. The SEC is continuing its inquiry and at September 30, 2002 the Company had incurred legal fees totaling $379,000 related to this matter and has accrued an additional $131,000 representing an estimate of its obligation under existing indemnification agreements between the Company and certain former officers of the Company involved in the inquiry for future legal costs to be incurred prior to the resolution of this matter.

        The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals amounted to $171,000 at September 30, 2002, and are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

        The following table reports selected segment information for the three months ended and nine months ended September 30, 2001 and 2002, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Software and Systems:
Software:
Revenue	$1,181	$717	$3,386	$2,424
Cost of revenue	158	105	427	361

Gross margin	$1,023	$612	$2,959	$2,063

Gross margin percentage	86.6%	85.4%	87.4%	85.1%
Systems:
Revenue	$641	$456	$2,085	$1,246
Cost of revenue	436	325	1,449	898

Gross margin	$205	$131	$636	$348

Gross margin percentage	32.0%	28.7%	30.5%	27.9%
Total Software and Systems:
Revenue	$1,822	$1,173	$5,471	$3,670
Cost of revenue	594	430	1,876	1,259

Gross margin	$1,228	$743	$3,595	$2,411

Gross margin percentage	67.4%	63.3%	65.7%	65.7%
Customer Support and Electronic Services:
Customer Support:
Revenue	$3,041	$2,981	$9,498	$8,900
Cost of revenue	1,746	1,759	5,574	5,659

Gross margin	$1,295	$1,222	$3,924	$3,241

Gross margin percentage	42.6%	41.0%	41.3%	36.4%
Electronic Services:
Revenue	$1,170	$1,185	$3,403	$3,437
Cost of revenue	813	847	2,254	2,342

Gross margin	$357	$338	$1,149	$1,095

Gross margin percentage	30.6%	28.5%	33.8%	31.9%
Total Customer Support and Electronic Services:
Revenue	$4,211	$4,166	$12,901	$12,337
Cost of revenue	2,559	2,606	7,828	8,001

Gross margin	$1,652	$1,560	$5,073	$4,336

Gross margin percentage	39.2%	37.4%	39.3%	35.1%

6.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

        On June 10, 2002, management committed to a restructuring plan aimed at substantially reducing its monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliant products. The restructuring plan includes re-evaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce including 20 sales and administrative, 27 product development and 27 customer service personnel. At September 30, 2002, the Company had terminated 61 employees, consisting of 19 sales and administrative, 22 product development and 20 customer service personnel.

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

        If restructuring charges would not have been presented separately in the Consolidated Statement of Operations for the six months ended June 30, 2002, compensation costs for severance and other termination benefits of $390,000 would have been charged to product development, $188,000 would have been charged to cost of goods sold for customer support and $169,000 would have been charged to selling, general and administrative expenses. Facility closure and consolidation, as well as, the write off of property and equipment of $632,000 would have been charged to selling, general and administrative expenses. The remaining accrual for restructuring as of September 30, 2002 totaled $513,000, and consisted of $40,000 for severance and other termination benefits and $473,000 for facility closure and consolidation.

7.    RELATED PARTY TRANSACTIONS:

        Included in notes receivable is one note with a face amount of $200,000 issued to a former officer and director of the Company on November 3, 2000, bearing interest at prime rate, and secured by 300,000 shares of the Company's common stock. Monthly interest payments were due beginning December 31, 2001, in addition to the payment of accrued interest for the previous full year. Total principal and any remaining interest due are payable on November 3, 2002. At December 31, 2001, the note was in default and the Company recorded a reserve totaling $100,000 representing the difference between the outstanding balance and the fair value of the underlying collateral. The note remained in default at September 30, 2002 and the reserve has been increased to $132,000. As of September 30, 2002, the Company had liquidated 41,832 shares held as collateral representing the value of past due interest on the note. Liquidated shares were retired at fair value, decreasing the Company's outstanding shares. Shares held as collateral on the note totaled 258,168 at September 30, 2002.

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

Overview

        VantageMed is a national provider of healthcare information systems and services. Our strategy is to continue to expand our national distribution network through internal growth and the acquisition of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to grow our recurring revenues through the migration of current customers from legacy systems to our Windows-based, Internet-enabled software products, electronic services and additional acquisitions, while at the same time continuing to expand both our market penetration and product offerings.

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

        Our revenues include both recurring and non-recurring revenues. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. We consider our non-recurring revenues to be revenues generated from sales of software and systems and related training, data conversion and installation services. We expect the mix of recurring and non-recurring revenues to fluctuate based on our ability to sell our products. Over time, we believe that recurring revenues will continue to represent a large portion of our overall revenues. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. All companies do not calculate recurring revenues in the same manner or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix.

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

Business Segment Gross Margin Data
(In thousands, except percentage data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2001	2002	2002
Software and Systems:
Revenues	$1,822	$1,173	$5,471	$3,670
Cost of revenues	594	430	1,876	1,259

Gross margin	$1,228	$743	$3,595	$2,411

Gross margin percentage	67.4%	63.3%	65.7%	65.7%
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2001	2002	2002
Customer Support and Electronic Services:
Revenues	$4,211	$4,166	$12,901	$12,337
Cost of revenues	2,559	2,606	7,828	8,001

Gross margin	$1,652	$1,560	$5,073	$4,336

Gross margin percentage	39.2%	37.4%	39.3%	35.1%

        We have invested approximately $19.8 million in product development since our inception. These funds have been primarily invested in our Windows-based, Internet-enabled products. The costs have been expensed as incurred.

        As of December 31, 2001, we had post-acquisition federal and state net operating loss carry forward benefits of approximately $12.2 million and $1.4 million, respectively, available to offset future income tax, if any. These benefits will begin to expire incrementally at various dates ending in 2022.

        Historically, our strategy has been to acquire companies with technology to enhance our overall product offerings or companies that build regional market penetration in support of our national distribution channel. Our acquisitions have produced an established distribution channel of regional offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. No acquisitions were completed during the year 2001 or for the nine months ended September 30, 2002. Currently, our strategic focus is on substantially reducing our cash usage and recurring operating losses. On June 10, 2002, we initiated a comprehensive restructuring plan that includes re-evaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce. Our restructuring efforts were substantially completed by September 30, 2002 and will be finalized by year-end.

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

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

Selected Consolidated Financial Data Percentages

	Three Months Ended September 30,		Nine Months ended September 30,
	2001	2002	2001	2002
Revenues:
Software and systems	30.2%	22.0%	29.8%	22.9%
Customer support and electronic services	69.8	78.0	70.2	77.1

Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Software and systems	9.8	8.1	10.2	7.9
Customer support and electronic services	42.4	48.8	42.6	50.0
Selling, general and administrative	49.2	41.2	50.3	55.6
Product development	20.9	8.7	21.1	15.5
Depreciation and amortization	13.5	4.7	14.0	5.6
Restructuring and impairment of intangibles	—	—	1.0	8.6

Total costs and operating expenses	135.8	111.5	139.2	143.2

Loss from operations	(35.8)	(11.5)	(39.2)	(43.2)
Interest income (expense), net	1.1	(.3)	3.0	0.1

Loss before income taxes	(34.7)	(11.8)	(36.2)	(43.1)
Income taxes	—	—	—	—

Net loss	(34.7)%	(11.8)%	(36.2)%	(43.1)%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

        Revenues.    Total revenues decreased 11.5% from $6.0 million for the three months ended September 30, 2001 to $5.3 million for the three months ended September 30, 2002. The decrease in total revenues is due to a decline in new system sales. Recurring revenues remained unchanged at $4.0 million for the three months ending September 30, 2001 and $4.0 million for the same corresponding period of 2002, while non-recurring revenues decreased 33.9% from $2.0 million for the three months ended September 30, 2001, to $1.3 million in the corresponding period of 2002.

          Software and Systems.    Software and systems revenue decreased 35.6% from $1.8 million for the three months ended September 30, 2001 to $1.2 million for the corresponding period of 2002. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 64.8% and 61.1% and computer hardware and supply revenues were 35.2% and 38.9% of total software and systems revenues for the three months ended September 30, 2001 and 2002, respectively. The decrease in software and systems revenues was due primarily to fewer sales of our Windows-based products. In addition to market competition, sales of our Windows-based products were adversely impacted by our decision to de-emphasize sales of one of these products during the second quarter of 2002 pending the release of a new updated version which was subsequently released in September 2002.

          Revenues from software licensing decreased 39.3% from $1.2 million for the three months ended September 30, 2001 to $717,000 for the corresponding period 2002. Legacy product sales were 28.2% of software licensing revenues for the three months ended September 30, 2001 compared to 34.3% in the corresponding period of 2002. Windows-based product sales were 71.8% of software licensing revenues for the three months ended September 30, 2001 compared to 65.7% in the corresponding period of 2002.

          Revenues from computer hardware and supplies decreased 28.9% from $641,000 for the three months ended September 30, 2001 to $456,000 for the corresponding period of 2002.

          Customer Support and Electronic Services.    Customer support and electronic services revenue decreased 1.1% from $4.21 million for the three months ended September 30, 2001, to $4.17 million for the corresponding period of 2002. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 72.2% and 71.6% and electronic services revenues were 27.8% and 28.4% for the three months ended September 30, 2001 and 2002, respectively.

          Revenues from customer support decreased 2.0% from $3.04 million for the three months ended September 30, 2001 to $2.98 million for the corresponding period of 2002. The decrease is primarily due to lower training, data conversion and installation service revenues resulting from fewer new systems sales.

          Revenues from electronic services remained relatively constant from $1.17 million for the three months ended September 30, 2001 to $1.19 million for the corresponding period of 2002 due to the fluctuations in the volume of claims and statements processed.

        Cost of Revenues.    Total cost of revenues decreased 3.7% from $3.2 million for the three months ended September 30, 2001 to $3.0 million for the corresponding period of 2002, and increased as a percentage of total revenues from 52.3% for the three months ended September 30, 2001 to 56.9% in the corresponding period of 2002.

          Software and Systems.    Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 27.6% from $594,000, or 32.6% of related revenues for the three months ended September 30, 2001 to $430,000, or 36.7% of related revenues for the corresponding period of 2002. Software licensing costs were 26.6% and 24.4%, and computer hardware and supplies costs were 73.4% and 75.6% of total software and systems costs for the three months ended September 30, 2001 and 2002, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing were $158,000 for the three months ended September 30, 2001 compared to $105,000 for the corresponding period of 2002. Gross margin percentage for software licensing decreased from 86.6% for the three months ended September 30, 2001, to 85.4% for the corresponding period of 2002 due to variations in the mix of proprietary and third-party software sold.

          Costs for computer hardware and supplies decreased 25.5% from $436,000 for the three months ended September 30, 2001 to $325,000 for the corresponding period of 2002. Gross margin percentage for computer hardware and supplies decreased from 32.0% for the three months ended

  September 30, 2001 compared to 28.7% in the corresponding period of 2002. The decrease is due to a change in the mix of product sold.

          Customer Support and Electronic Services.    Customer support and electronic services costs increased 1.9% from $2.56 million, or 60.7% of related revenues for the three months ended September 30, 2001 to $2.60 million, or 62.6% of related revenues for the corresponding period of 2002. Customer support costs were 68.3% and 67.5%, and electronic services costs were 31.7% and 32.5% of total customer support and electronic services costs for the three months ended September 30, 2001 and 2002, respectively.

          Costs for customer support increased 0.7% from $1.75 million for the three months ended September 30, 2001 to $1.76 million for the corresponding period of 2002. Several changes have occurred in the composition of customer support costs during 2002. Beginning in January 2002, we reallocated certain regional personnel from product development activities to customer support activities to enhance the overall quality of customer support services. As a result, customer support costs increased and gross margin on customer support revenues decreased below 35% during the first and second quarter of 2002. In June 2002, we began reducing the overall number of support personnel through the centralization of customer support operations for our Windows-based products. As of September 30, 2002, we had eliminated 20 customer support personnel. As a result, gross margin increased to 41.0% for the three months ended September 30, 2002, slightly below the gross margin of 42.6% for the third quarter of 2001.

          Costs for electronic services increased 4.3% from $813,000 for the three months ended September 30, 2001 to $847,000 for the corresponding period of 2002. The electronic services gross margin percentage decreased from 30.6% for the three months ended September 30, 2001 to 28.5% in the corresponding period of 2002 primarily due to moving costs incurred in the third quarter of 2002 to relocate our internal clearinghouse operation from Boulder, Colorado to Rancho Cordova, California.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 25.9% from $3.0 million, or 49.2% of total revenues for the three months ended September 30, 2001, to $2.2 million, or 41.2% revenues for the corresponding period of 2002. The dollar and percentage decreases were primarily due to the termination of 19 sales and administrative personnel and the consolidation of administrative facilities in connection with our restructuring plan initiated on June 10, 2002.

        Product Development.    Product development expenses decreased 63.0% from $1.3 million, or 20.9% of total revenues for the three months ended September 30, 2001, to $467,000, or 8.7% of total revenues for the corresponding period of 2002. The dollar and percentage decreases were primarily due to the termination of 22 personnel and the closure of our development center in Boulder, Colorado in connection with our restructuring plan initiated on June 10, 2002 and the reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 69.1% from $811,000 or 13.4% of total revenues, for the three months ended September 30, 2001, to $251,000, or 4.7% of total revenues, for the corresponding period of 2002. Of these amounts, amortization expenses were $588,000 for the three months ended September 30, 2001 and $103,000 for the corresponding period of 2002. The significant decrease in amortization is due primarily to two factors. In the fourth quarter of 2001, we recorded a goodwill impairment charge of $5.8 million, representing approximately 27% of total net intangibles at December 31, 2001. Additionally, effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142 whereby we no longer record the amortization of goodwill. Rather, goodwill will be tested periodically for impairment. No goodwill impairment charges were recorded during the third quarter of 2002.

        Interest and Other Income (Expense), Net.    Interest income and other, net was $65,000, or 1.1% of total revenues for the three months ended September 30, 2001, compared to interest expense and other, net of $16,000 or 0.3% of total revenues for the three months ended September 30, 2002. The decrease in interest income is primarily due to a decrease in average cash investments from $11.2 for the quarter ended September 30, 2001 to $2.8 million for the quarter ended September 30, 2002, partially offset by an increase in the average interest rate earned on investments from 4.21% for the quarter ended September 30, 2001 to 4.68% for the quarter ended September 30, 2002.

        Income Taxes.    No tax benefit was recorded for the three months ended September 30, 2001 and 2002. In accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Nine Months Ended September 30, 2001 Compared to Nine months Ended September 30, 2002

        Revenues.    Total revenues decreased 12.9% from $18.4 million for the nine months ended September 30, 2001 to $16.0 million for the nine months ended September 30, 2002. The decrease in total revenues is due to a decline in new system sales. Recurring revenues decreased 2.5% from $12.0 million for the nine months ended September 30, 2001 to $11.7 million in the corresponding period of 2002, while non-recurring revenues decreased 32.5% from $6.4 million for the nine months ended September 30, 2001, to $4.3 million in the corresponding period of 2002.

          Software and Systems.    Software and systems revenue decreased 32.9% from $5.5 million for the nine months ended September 30, 2001 to $3.7 million for the corresponding period of 2002. Software and systems revenues consist of software licensing revenues and revenues from the sale of computer hardware and supplies. Software licensing revenues were 61.9% and 66.1% and computer hardware and supply revenues were 38.1% and 33.9% of total software and systems revenues for the nine months ended September 30, 2001 and 2002, respectively. The decrease in software and systems revenues was due primarily to fewer sales of our Windows-based products. In addition to market competition, sales of our Windows-based products were adversely impacted by our decision to de-emphasize sales of one of these products during the second quarter of 2002 pending the release of a new updated version which was subsequently released in September 2002.

          Revenues from software licensing decreased 28.4% from $3.4 million for the nine months ended September 30, 2001 to $2.4 million for the corresponding period of 2002. Legacy product sales were 38.5% of software licensing revenues for the nine months ended September 30, 2001 compared to 30.4% in the corresponding period of 2002. Windows-based product sales were 61.5% of software licensing revenues for the nine months ended September 30, 2001 compared to 69.6% in the corresponding period of 2002.

          Revenues from computer hardware and supplies decreased 40.3% from $2.1 million for the nine months ended September 30, 2001 to $1.2 million for the corresponding period of 2002.

          Customer Support and Electronic Services.    Customer support and electronic services revenue decreased 4.4% from $12.9 million for the nine months ended September 30, 2001, to $12.3 million for the corresponding period of 2002. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, training, data conversion and system installation. Electronic services revenues are generated by electronic claims processing and electronic statement printing and mailing. As a percentage of total customer support and electronics services revenues, customer support revenues were 73.6% and 72.1% and electronic services revenues were 26.4% and 27.9% for the nine months ended September 30, 2001 and 2002, respectively.

          Revenues from customer support decreased 6.3% from $9.5 million for the nine months ended September 30, 2001 to $8.9 million for the corresponding period of 2002. The decrease is primarily due to lower training, data conversion and installation service revenues resulting from fewer new systems sales.

          Revenues from electronic services increased slightly from $3.40 million for the nine months ended September 30, 2001 to $3.44 million for the corresponding period of 2002 due to an increase in the volume of claims and statements processed.

        Cost of Revenues.    Total cost of revenues decreased 4.6% from $9.7 million for the nine months ended September 30, 2001 to $9.3 million in the corresponding period of 2002, and increased as a percentage of total revenues from 52.8% for the nine months ended September 30, 2001 to 57.8% in the corresponding period of 2002.

          Software and Systems.    Software and systems costs include both software licensing costs and computer hardware and supplies. Software and systems costs decreased 32.9% from $1.9 million, or 34.3% of related revenues for the nine months ended September 30, 2001 to $1.3 million, or 34.3% of related revenues for the corresponding period of 2002. Software licensing costs were 22.7% and 28.7%, and computer hardware and supplies costs were 77.3% and 71.3% of total software and systems costs for the nine months ended September 30, 2001 and 2002, respectively. The decrease in cost is primarily related to the decrease in revenue.

          Costs for software licensing decreased 15.3% from $427,000 for the nine months ended September 30, 2001 to $361,000 for the corresponding period of 2002. Gross margin percentage for software licensing decreased from 87.4% for the nine months ended September 30, 2001, to 85.1% for the corresponding period of 2002. The decrease is due to a change in the mix of proprietary and third-party software sold.

          Costs for computer hardware and supplies decreased 38.1% from $1.5 million for the nine months ended September 30, 2001 to $898,000 for the corresponding period of 2002. Gross margin percentage for computer hardware and supplies decreased from 30.5% for the nine months ended September 30, 2001 to 27.9% in the corresponding period of 2002 due to the mix of products sold.

          Customer Support and Electronic Services.    Customer support and electronic services costs increased 2.2% from $7.8 million, or 60.7% of related revenues for the nine months ended September 30, 2001 to $8.0 million, or 64.8% of related revenues for the corresponding period of 2002. Customer support costs were 71.2% and 70.7%, and electronic services costs were 28.8% and 29.3% of total customer support and electronic services costs for the nine months ended September 30, 2001 and 2002, respectively.

          Costs for customer support increased 1.5% from $5.57 million for the nine months ended September 30, 2001 to $5.66 million for the corresponding period of 2002. Several changes have occurred in the composition of customer support costs during 2002. Beginning in January 2002, we reallocated certain regional personnel from product development activities to customer support activities to enhance the overall quality of customer support services. As a result, customer support costs increased and gross margin on customer support revenues decreased below 35% during the first and second quarter of 2002. In June 2002, we began reducing the overall number of support personnel through the centralization of customer support operations for our Windows-based products. As of September 30, 2002, we had eliminated 20 customer support personnel. As a result, gross margin increased to 41.0% for the three months ended September 30, 2002 resulting in gross margin of 36.4% for the nine months ended September 30, 2002 compared to 41.3% for the nine months ended September 30, 2001.

          Costs for electronic services increased 4.0% from $2.25 million for the nine months ended September 30, 2001 to $2.34 million for the corresponding period of 2002. The electronic services gross margin percentage decreased from 33.8% for the nine months ended September 30, 2001 to 31.9% in the corresponding period of 2002. The decrease in gross margin percentage was due to revenue growth of certain services that have lower gross margin percentages, as well as moving costs incurred in the third quarter of 2002 to relocate our internal clearinghouse operation from Boulder, Colorado to Rancho Cordova, California.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 3.6% from $9.2 million, or 50.3% of total revenues for the nine months ended September 30, 2001, to $8.9 million, or 55.6% of total revenues for the corresponding period of 2002. The decrease of $300,000 was due to ongoing operating expense reductions, primarily related to our restructuring plan implemented on June 10, 2002, partially offset by non-recurring expenses totaling $873,000, net. Subsequent to the implementation of our restructuring plan, we have terminated 19 sales and administrative personnel and consolidated certain administration facilities. Included in the nine months ended September 30, 2002 are significant non-recurring expense items as follows: severance payments totaling $313,000 to certain former executive officers; additional audit fees of $190,000 incurred to complete the fiscal 2001 audit following the resignation of Arthur Andersen LLP in February 2002 and the subsequent appointment of Grant Thornton LLP in April 2002; and legal expenses of $510,000 related to an internal investigation and the ongoing informal inquiry being conducted by the Securities and Exchange Commission, of which $131,000 represents an accrual of our estimated obligation under existing indemnification agreements between us and certain former officers of the Company involved in the inquiry for future legal costs to be incurred prior to the resolution of this matter. Additionally, in the second quarter of 2001, we resolved an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid. The formal resolution to this issue allowed the Company to reverse approximately $140,000 from legal expense.

        Product Development.    Product development expenses decreased 35.8% from $3.9 million, or 21.1% of total revenues for the nine months ended September 30, 2001, to $2.5 million, or 15.5% of total revenues for the corresponding period of 2002. The dollar and percentage decreases were primarily due to the termination of 22 personnel and the closure of our development facility in Boulder, Colorado in connection with our restructuring plan initiated on June 10, 2002 and the reallocation of staff from product development activities to customer support activities to enhance the overall quality of customer support services.

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

        Depreciation and Amortization.    Depreciation and amortization expenses decreased 65.3% from $2.6 million or 14.0% of total revenues, for the nine months ended September 30, 2001, to $895,000, or 5.6% of total revenues, in the corresponding period of 2002. Of these amounts, amortization expenses were $1.9 million for the nine months ended September 30, 2001 and $337,000 in the corresponding period of 2002. The significant decrease in amortization is due primarily to two factors. In the fourth quarter of 2001, we recorded a goodwill impairment charge of $5.8 million, representing approximately 27% of total net intangibles at December 31, 2001. Additionally, effective January 1, 2002, we adopted Statement of Financial Accounting Standard SFAS No. 142 whereby we no longer record the amortization of goodwill. Rather, goodwill will be tested periodically for impairment. No goodwill impairment charges were recorded for the nine months ending September 30, 2002.

        Interest and Other Income (Expense), Net.    Interest income was $557,000, or 3.0% of total revenues for the nine months ended September 30, 2001, compared to interest income of $15,000 or 0.1% of total revenues for the nine months ended September 30, 2002. The interest income decrease is due to two factors. Average cash investments decreased from $14.1 million for the nine months ended September 30, 2001 to $4.6 for the nine months ended September 30, 2002 and the average interest rate earned on these investments decreased from 5.0% for the nine months ended September 30, 2001 to 4.3% for the same period this year.

        Income Taxes.    No tax benefit was recorded for the nine months ended September 30, 2001 and 2002. In accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) "Accounting for Income Taxes," we recorded a valuation allowance to fully offset any potential tax benefit associated with its post-acquisition net operating losses.

Liquidity and Capital Resources

        Net cash used for operating activities was $5.2 million and $5.5 million for nine months ended September 30, 2001 and 2002, respectively. Net cash used for operating activities for the nine months ended September 30, 2001 related to the net loss for the period, offset primarily by depreciation and amortization expense and impairment of certain intangibles. Net cash used for operating activities for the nine months ended September 30, 2002 related to the net loss for the period, offset primarily by depreciation and amortization expense.

        Net cash provided by investing activities was $5.0 million and $4.6 million for the nine months ended September 30, 2001 and 2002, respectively and consisted primarily of the maturity of short-term investments.

        Net cash used for financing activities was $458,000 for the nine months ended September 30, 2001 and consists of payments on long-term debt and the repurchase of the company's common stock. Net cash used for financing activities for the nine months ended September 30, 2002 was $367,000 and consisted of payments on long-term debt.

        At September 30, 2002, we had $382,000 and $82,000 in capital leases and loans respectively, primarily for computers and office equipment. In addition, we had $717,000 in debt issued in connection with acquisitions that was outstanding at September 30, 2002. Interest rates on the promissory notes range from 3.90% to 11.98%. Future minimum payments under debt and lease obligations (capital and operating) for the 12 months ending September 30, 2003, 2004, 2005, 2006 and 2007 are $1.6 million, $1.2 million, $826,000, $292,000 and $107,000, respectively.

        At September 30, 2002, we had a negative working capital position, and had negative cash flow during the quarter. We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce. The restructuring efforts are substantially complete. As a result of these actions, cash flow used for operating activities in the three months ending September 30, 2002 decreased significantly and, excluding cash payments related to our restructuring plan, totaled $477,000 compared to $2.0 million used for operating activities in the third quarter of 2001. We expect that our restructuring, as well as other anticipated expense reductions, will continue to reduce our monthly cash usage in the fourth quarter of 2002. Additionally, the negative working capital does not include long-term investments of $750,000 that mature in 2004 and could be liquidated or borrowed against, if necessary. Inclusive of long-term investments, our working capital position was positive at September 30, 2002.

        We believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least September 2003. However, we may seek to raise additional funds to cover unexpected losses, fund more rapid expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.

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

RISKS ASSOCIATED WITH OUR BUSINESS

Our Stock Has Been Delisted From The NASDAQ National Market

        On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00. As a result, our stock now trades on the OTC Bulletin Board. Stockholders may have difficulty buying and selling our stock on the OTC. Since the OTC is broker driven marketplace, we are dependent on professional market makers to facilitate trading of our stock on the OTC. If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities. In addition, because the market price for our stock remains below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company's securities. As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.

The Resignation by Our Independent Auditors has Prompted Inquiries by Nasdaq and the SEC

        The resignation of Andersen and the subsequent independent investigation by our Audit Committee and outside counsel has prompted an informal inquiry by the SEC. Senior management and the Audit Committee have met with the SEC and have cooperated with the SEC staff and will continue to cooperate with the SEC staff in its inquiry. We have taken proactive measures to enhance internal controls and enhance our senior management team and board of directors.

        There can be no assurances that the SEC will not bring an administrative or civil action against the Company as a result of the events surrounding the resignation of Andersen.

Our Restructuring Plan May Not Be Successful

        During the second quarter of 2002, we developed and implemented a restructuring plan aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. The restructuring plan includes reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce. There can be no assurances that our reduction in force will not restrict our ability to increase sales, execute our product development and customer support strategies or achieve profitability.

We Have A Limited Operating History, A History Of Losses And Expect Our Losses To Continue, And May Never Achieve Profitability

        We have incurred operating losses since our incorporation in April 1997. We operated and continue to operate with a negative cash flow. Since 1997, we have incurred aggregate net losses of $68.8 million, of which $15.3 million was amortization and depreciation, $17.7 million for the impairment of intangibles and $750,000 for the net write-off of software purchased for internal use that will no longer be used by the Company. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing, If Required

        We expect our cash and other current resources to sustain us through at least September 2003. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund more rapid expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond September 2003.

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

  Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in A-1/P-1 or better rated Commercial Paper and U.S. Government Agencies. All investments have been classified as available-for-sale and, accordingly, are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. As of September 30, 2002, the Company had approximately $2.1 million in available-for-sale investment securities. Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. The Company's investment portfolio is exposed to market risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Historically, and as of September 30, 2002, we have not used derivative instruments or engaged in hedging activities.

        The Company has one promissory note with interest at prime plus 1.5% not to exceed 10.5%. The Company is subject to interest rate fluctuations whereby interest payments could increase if market interest rates increase, but the Company estimates that a 10% increase in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

  Disclosure Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

  Internal Controls and Procedures

        There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 4 of Notes to Consolidated Financial Statements

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds

        In February 2000, we completed an initial public offering ("IPO") of 3 million shares of common stock. Advest Group, Inc. (an operating subsidiary of the MONY Group, Inc.) and UBS/Paine Webber (formally J.C. Bradford & Co.) acted as managing underwriters. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-91657) that was declared effective by the Securities and Exchange Commission on February 14, 2000. The IPO commenced on February 15, 2000. All 3 million shares of common stock registered were sold at a price of $12 per share. The aggregate-offering price of the shares of common stock registered and sold was $36 million. We paid an aggregate of approximately $2,520,000 in underwriting discounts and commissions. In addition, the following table itemizes the expenses incurred in connection with the offering:

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

Application of Net Proceeds

        Since the completion of the IPO in February of 2000, we used approximately $4.2 million of such net proceeds for product development, approximately $1.8 million on sales and marketing, and $19.0 million for working capital and other general corporate purposes. The intended use of our

$2.2 million in residual net proceeds depends on numerous factors, including amounts spent on acquisitions, growth of our business and the need for additional marketing and development activities.

Item 5. Other Information

  Abandonment of Definitive Proxy Statement

        On September 20, 2002, the Company filed a preliminary Proxy Statement seeking approval of a reverse split. The purpose of the reverse split was to achieve compliance with the $1.00 minimum bid price requirement and maintain the Company's listing status with the Nasdaq Stock Market. Subsequent to filing the preliminary Proxy Statement, the Nasdaq Listing Qualifications Panel elected not to grant the Company an additional grace period under Marketplace Rule 4310(c)(8)(D) and the Company's securities were delisted from the Nasdaq Stock Market on September 24, 2002. Due to the delisting, the Company no longer plans to file a definitive Proxy Statement seeking shareholder approval of a reverse split.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  99.1
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

  (b)
  Reports on Form 8-K

    On October 10, 2002, the Company filed a report on Form 8-K noting a press release dated October 8, 2002 announcing the appointment of Steve Simpson to the Company's Board of Directors. Mr. Simpson replaces John Stevens who resigned as a member of the Company's Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VantageMed Corporation
By:	/s/ Gregory B. Hill Gregory B. Hill Chief Financial Officer
Date:	November 12, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, Richard M. Brooks, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of VantageMed Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD M. BROOKS Richard M. Brooks President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2002

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Gregory B. Hill, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of VantageMed Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY B. HILL
Gregory B. Hill Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2002

QuickLinks

PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Consolidated Financial Data Percentages
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER