Form 10KSB
period 2002-12-31
VANTAGEMED CORP
filed 2003-03-31
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 000-29367

VantageMed Corporation
(Exact name of Registrant as specified in its charter)

Delaware	68-0383530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3017 Kilgore Road, Suite 180, Rancho Cordova, California 95670
(916) 638-4744

(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for the year ended December 31, 2002 were $21,744,000.

        As of February 28, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.9 million, based upon the last reported sales price of our common equity as reported by the Over-The-Counter Bulletin Board on that date of $0.30 per share. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. We had 8,473,999 common shares outstanding at February 28, 2003.

        Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders to be held on May 28, 2003.

VantageMed Corporation
Index

        This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-KSB entitled "Risk Factors," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by VantageMed Corporation in this report and in our other reports filed with the SEC, and available on their website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.    Business

The Company

        VantageMed Corporation is a national provider of healthcare information systems and services distributed to over 12,000 customer sites through a network of regional offices. Our suite of software products and services automates administrative, financial, clinical and management functions for physicians, dentists, behavioral health professionals, and other healthcare providers. Given our strong existing customer relationships, we are uniquely positioned to manage their transition from legacy products to our advanced Windows®-based products and services. We will increase our customers' access to information and their ability to communicate with numerous healthcare participants, such as third- party insurance payers, by facilitating Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant transactions with our products.

        Our recurring revenues were approximately 70% of total revenues in 2002 and 64% of total revenues in 2001. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. In an attempt to increase recurring revenues, we are expanding our service offerings and migrating existing customers to our Windows-based products and services, and expanding our electronic services. With the release of our SecureConnect electronic transaction services we will be able to provide and support electronic clearinghouse services for all of our customers and leverage the HIPAA transaction standards. Refer to Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about our recurring revenues.

  The VantageMed Solution

        Our software products and services have positioned us to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions.

        We offer Windows-based healthcare information systems that reduce the growing impact of economic pressures, administrative burdens and increased information requirements now faced by healthcare providers. Our products enable our customers to access and process information more efficiently and reliably, reduce staff time, and more effectively meet the challenges of healthcare cost containment while improving patient care. With our regional sales offices, we are well positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

        Our objective is to expand our market share and increase our recurring revenues in order to strengthen our position as one of the leading suppliers of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

  •
  Offering Windows-based Products and Services    These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market.

  •
  Expanding Clinical Solutions    We provide a number of clinical solutions including interfaces to laboratories' computerized patient record systems, as well as quality and outcomes management solutions for certain specialties.

  •
  Offering Product Migration Alternatives    We allow our customers to exchange their VantageMed legacy technology products for our Windows-based products and services.

  •
  Strengthening our Regional Sales Offices    Through marketing programs, training and information systems we continue to strengthen our regional markets in an effort to gain critical mass, expand our existing customer base and broaden our market presence.

  •
  Cross-Selling our Products and Services to Existing Customers and Pursuing New Customers    With over 12,000 customer sites, we have the ability to generate significant growth by cross-selling additional products and services, including ongoing maintenance support and electronic transaction services, to our installed customer base. These services are important sources of our recurring revenues. We believe that our strong relationships with our customers position us to be the vendor of choice within our client base and to obtain access to new customers through referrals.

  •
  Forming Affiliations    By leveraging the systems capabilities of our products, we intend to provide the primary interface to other healthcare service providers. We have developed affiliations with several healthcare service and information companies. We intend to form additional affiliations to provide a wider range of services for clinical, administrative and electronic commerce functions.

Principal Products

        We classify our software products as "Windows-based" or "legacy". Our Windows-based products are the primary products offered to our customers and are the primary focus of our ongoing product development efforts. Our Windows-based products provide our customers with software designed to automate administrative, financial, practice management and clinical requirements of a practice. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms and can accommodate from one to hundreds of healthcare providers and users.

        As a result of our acquisitions, we support 16 legacy systems. These systems operate on variations of UNIX or DOS-based platforms and generally lack the current state-of-the-art technology of our Windows-based products, but provide similar functionality. These systems provide significant ongoing revenues derived from support services, software and hardware upgrades, and electronic transaction services. We are in the process of migrating customers from these legacy systems to our Windows-based products and believe this represents a significant sales and marketing opportunity.

        We have designed our products to enable our customers to transition from their legacy systems to Windows-based products and services. The features, functions and primary customers of our Windows-based products and services are described below.

Windows-based Products and Services	Features and Functions	Primary Customer or Type of Practice
RidgeMark®	Practice management—Scheduling, billing, patient registration, electronic claims, reporting, collections, Palm Pilot enabled	Primary and specialty medical practices
Northern Health Anesthesia®	Practice management—Scheduling, billing, patient registration, electronic claims, reporting, collections, quality management, automated anesthesia recording system and hospital interface	Anesthesia and pain management practices
Therapist Helper®	Patient registration, scheduling, billing, managed care tracking, electronic claims and reporting, Palm Pilot and credit card processing enabled	Psychologists, psychiatrists and behavioral health practitioners
DentalMate™	Practice management—Scheduling, billing, patient registration, electronic claims, reporting, collections, charting, Palm Pilot enabled	Dental practices
ChartKeeper®	Electronic storage and tracking of patient charts, transcription notes, document imaging, security and authentication and electronic chart distribution	Primary and specialty medical practices
SecureConnect™	Electronic Data Interchange (EDI) clearinghouse application for translation and communication of HIPAA compliant transactions	Healthcare providers submitting electronic transactions
CodeAdvantage®	Coding Assistant to improve the accuracy and efficiency of medical coding	Primary and specialty medical practices

        BillAdvantage, ChartKeeper, CodeAdvantage, DentalMate, Northern Health Anesthesia, RidgeMark, SecureConnect and Therapist Helper are either registered trademarks or trademarks of VantageMed Corporation. All other trademarks are the property of their respective owners.

Electronic Services

        Our products enable electronic data interchange, or EDI, functions through our SecureConnect services. EDI improves a healthcare practice's cash flow and operations by converting costly paper and telephone-based communications into cost-efficient electronic transaction processing of patient statements, accurate and timely submission of claims to third-party payers, and more timely receipt of payer reimbursements. Our centralized SecureConnect services, some or all of which are available for each of our products, currently include the following:

  •
  Electronic Claims Submission    Electronically submits insurance claims from practices to payers, either directly or through a clearinghouse.

  •
  Electronic Patient Billing Statements    Electronically submits patient billing information from practices by electronic connection to a processing center that prints and mails patient invoices and provides billing reports to the practice.

  •
  Electronic Payment Remittance    Electronically remits insurance payments and automatically posts explanation of benefits (EOB) into the practice management system.

        We generate revenues by providing these SecureConnect services on a per transaction or flat monthly fee basis. We expect that the HIPAA mandate requiring third-party payers to support all standardized electronic transaction sets will increase physician adoption of electronic services. As new HIPAA transactions are defined and payers begin support of these new transactions, SecureConnect will expand on these service offerings to include all HIPAA-supported transactions, including eligibility verification, referral authorization and claims status services. The continued development of our SecureConnect services will add further differentiation for all of our product offerings.

Support Services

        We believe that customer satisfaction with support and services is critical to our success. Our support services include software and hardware installation, training, software maintenance, data conversion, network support and hardware maintenance. To achieve a higher level of customer satisfaction, many of these services are performed at the customer's site. Our technical service is organized by regional office and by product. In addition to providing on-site training for many of our product lines, we maintain classroom-based training facilities and offer on-line Web-based training options. We publish periodic newsletters and sponsor user group conferences. These forums provide the user with current information and offer us an opportunity to demonstrate our new products and services.

        We provide our customers with ongoing software support and services under monthly, quarterly and annual maintenance agreements. These agreements provide for help desk support, software maintenance, upgrades (when and if available) and remote diagnostics. As of December 31, 2002, our customer service and support groups consisted of 148 employees, or approximately 68% of our employee base.

Hardware and Supplies

        In many cases, the sale of our software products is combined with the sale of third-party software, hardware systems and installation services. Because many medical practices require additional hardware as their practices grow, we also offer computer, peripherals and computer supplies as part of our product offerings. We typically receive installation and ongoing maintenance revenues as a result of these hardware sales.

Product Development

        In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. As of December 31, 2002, our Windows-based product development organization consisted of 13 employees. Our development teams are organized by product. Each product team has a product manager and various developers. In certain cases, we have contracted with third-party development groups to assist us with the development of our products. Our quality assurance and testing teams follow established guidelines. Subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from customers and our sales teams. Project management tools, project schedules and distribution of technical and training notes are managed through our corporate Intranet. Refer to Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on our restructuring plan.

Privacy and Security Issues

        Because our products and services are utilized to transmit and manage highly sensitive and confidential medical information, we provide security and confidentiality solutions for our customers and their patients helping them comply with the HIPAA privacy regulations. To enable the use of our products and services for the transmission of protected health information (PHI), we utilize advanced technology designed to provide a high degree of security. This technology includes:

  •
  user ID and password access to all of our software;

  •
  sophisticated access restrictions that allow our customers to determine the individuals who will have access to data and what level of access such individual will have;

  •
  encryption of data transmitted as required over public networks (where use is shared with the public, including over the Internet); and

  •
  use of mechanisms for preventing outsiders from improperly accessing private data resources on our network, commonly referred to as a "firewall."

        We intend to comply with all HIPAA privacy and security rules and timeframes. We help each of our customers to implement their own privacy and security measures including training programs and firewall solutions to protect the confidentiality of information being transferred into and out of their computer network.

        Internally, we work to ensure the safe handling of PHI by:

  •
  providing each employee with our privacy and security manual explaining practices and procedures for handling PHI;

  •
  mandating privacy and security training and updates for all VantageMed employees or new hires;

  •
  offering customers resources for privacy and security training for their own staff;

  •
  monitoring employee activities to ensure compliance with the standards set forth in our privacy and security manual;

  •
  requiring individual user names and passwords for each employee handling PHI; and

  •
  requiring all employees to sign confidentiality agreements.

        We monitor proposed regulations that might affect our software products and services in order to ensure that we comply with such regulations when and if they are adopted. We are also evaluating the physical layout and access controls of our operating facilities to minimize the risk of incidental disclosure of PHI to individuals not directly required to view such data.

Sales and Marketing Strategy

        We manage our sales and marketing efforts to serve our customers on both a regional and a national basis. This allows us to meet the unique needs and expectations of each customer. Organized by specialty practice area and product line, the members of our sales force focus on maintaining strong customer relationships within regional markets to gain market share and build recurring revenues. Within our existing customer base, we promote and sell hardware upgrades, maintenance services, add-on software modules and electronic data interchange services. Our sales force focuses on cross-selling and migrating our legacy customers to our Windows-based products as well as attracting new customers.

        As of December 31, 2002, we had 18 sales and marketing personnel, including sales management and sales representatives.

Competition

        The healthcare information systems market is highly competitive on both a regional and a national level. We believe that the primary competitive factors in this market are:

  •
  regional service and support;

  •
  product features, functionality and ease of use;

  •
  ability to comply with new and changing regulations;

  •
  ongoing product enhancements;

  •
  reputation and stability of the seller; and

  •
  price.

        We believe that our principal competitive advantage stems from our focus on quality customer support and training programs, offerings of feature-rich Windows-based products, our substantial installed customer base, our network of regional offices with highly-experienced staff and management and our SecureConnect HIPAA-compliant transaction solutions available to all customers.

        Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as Medical Manager, VitalWorks, Inc., PracticeWorks, Inc., Misys Healthcare Systems, Quality Systems, Inc., Millbrook Corporation (recently acquired by GE Medical Systems) and Dentrix Dental Systems, Inc. Additionally, within each regional market there are several smaller competitors who have developed niche products offered at varying price points. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

Acquisitions

        Prior to our initial public offering in February 2000, we completed 26 acquisitions. Due to the volatility of the financial markets and the uncertainty in the healthcare industry, we have not pursued any acquisitions since 2000; however, we may pursue additional acquisitions in the future as opportunities arise. As part of our integration process, we integrated all accounting, administrative and sales functions within our corporate infrastructure. Customer support for legacy products is managed through a combination of regional and national support resources.

Intellectual Property

        Our success is dependent, in part, on our ability to protect our proprietary software and confidential information from unauthorized use and disclosure. We rely on a combination of trade secrets, common law intellectual property rights, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights in our intellectual property and confidential information. We do not own and have not sought any patents on our products. Employees, technical consultants and contractors are required to execute agreements with us providing for the confidentiality of information and the assignment to us of all proprietary rights. The legal protections afforded to us or the steps taken by us may not be adequate to prevent misappropriation of our technology and confidential information. In addition, these protections do not prevent independent third-party development of competitive products or services. We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future and any such assertion may require us to enter into a license agreement or royalty arrangement with the party asserting the claim or require us to simply cease the infringing actions. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and could seriously harm our business.

Government Regulation

        The confidentiality of PHI and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. Regulations governing the electronic transmission of PHI are covered by HIPAA guidelines which are often vague with proper application appropriate for a specific environment left open for interpretation.

        HIPAA was enacted in 1996 and required the Department of Health and Human Services, or HHS, to adopt national standards for the electronic transmission of healthcare transactions, and to adopt standards to ensure the privacy and security of such information.

        HHS proposed federal privacy regulations (the Regulations) in 1999 and, after reviewing and considering thousands of comments on them, published final Regulations in December 2000. In March 2001, HHS received thousands of additional comments after the Bush administration requested further public input on the Regulations. Those comments and other public input were used to develop certain proposed changes which were published in the Federal Register on March 27, 2002, with a 30-day comment period. The final rule was published on August 14, 2002. The regulations impose significant regulatory burdens on health care providers, health plans and health care clearinghouses, as well as these entities' business associates. The covered entities have until April 14, 2003 to comply with the Regulations. Under the law, certain small health plans have until April 14, 2004 to comply. We are in the process of taking steps to ensure that we are fully compliant in advance of the compliance deadline.

        In general, the Regulations apply to any health care provider, health plan or health care clearinghouse (covered entities) that electronically transmits PHI in connection with certain standard transactions, such as a claim for payment of provision of health care. Certain of our activities may fall under the definition of a health care clearinghouse and therefore those functions are expected to be subject to the Regulations. The Regulations are intended to protect the privacy of PHI that is transmitted in any format, including electronic media, paper or verbal. The general rule is that PHI may not be used or disclosed unless the disclosure is either authorized by the patient (or someone able to act on the patient's behalf) or is specifically required or permitted under the Regulations for treatment, payment or healthcare operations. Patients are also granted several rights under the Regulations, including a right to receive a description of a covered entity's privacy practices, a right to access PHI, a right to request amendment of PHI and a right to request restrictions on communication of PHI by covered entities.

        Because we also provide services to many covered entities, we have entered into agreements with certain of our customers to provide assurances that we will appropriately safeguard any PHI we receive from such customers. The contracts establish the permitted and required disclosures of PHI, preclude use or further disclosure of the information in a manner that would violate the Regulations and allow the covered entity to pursue remedies outlined in HIPAA or terminate the contract in the case of a material breach by us. We are allowed to use, and in certain instances disclose, PHI for proper management and administration of our business, carrying out our legal responsibilities and other permitted uses. We can disclose PHI to certain third parties so long as we obtain reasonable assurances from such third parties that the information's privacy will be safeguarded. We are also required to make available any PHI we have in response to proper requests by customers, provide customers with an accounting of the disclosures and make our internal records relating to compliance available for inspection by HHS. We continue to monitor HIPAA activity and are prepared to incorporate any changes to our software products or our operations that are necessary to ensure compliance.

        The U.S. Food and Drug Administration (the FDA) has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. We believe that our healthcare information systems products are not medical devices currently subject to FDA regulation. However, FDA regulations are constantly changing and the FDA may promulgate regulations, or interpret current regulations in a way that would cover our products. In addition, we may develop products that subject us to FDA regulation. Compliance with FDA regulations could substantially increase our cost of doing business and may limit the extent of our planned product development.

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

Employees

        As of December 31, 2002, we employed 217 persons, including 18 in sales and marketing, 148 in customer support services, 13 in product development and 38 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union and we have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.    Properties

        We currently lease approximately 8,800 square feet at our principal executive and corporate headquarters at 3017 Kilgore Road, Suite 180, Rancho Cordova, California (which location also includes one of our regional offices), that expires in December 2004. We also lease space at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007. We believe that these regional facilities are adequate for our current operations, and additional leased space can be obtained as needed. We are actively seeking to sublease the space we have leased in Boulder, Colorado. This lease expires in July 2007 and the property was vacated by us in June 2002.

Item 3.    Legal Proceedings

        Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933 and 1934. These actions were consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD.

        Plaintiffs purported to represent a class of all persons who purchased our common stock pursuant to our February 15, 2000 IPO. The Plaintiffs alleged that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that we would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of our eMCee product would be lower than expected. Plaintiffs have also named our underwriters, J.C. Bradford and Advest, Inc., and our prior accountants, Arthur Andersen LLP, as defendants.

        We believed these actions were without merit and defended ourselves against them vigorously. However, to avoid the costs and uncertainties of further litigation, we entered into a memorandum of understanding to settle the litigation. The settlement was approved by the court in July 2002. Under the terms of the settlement, all claims against us and all other defendants were dismissed without admission of liability or wrongdoing. The shareholder class received a cash payment of $2.5 million, of which $1.3 million was paid by VantageMed in December 2001, representing our portion of the settlement.

        Following our announcement in February 2002 that our independent accountants at that time, Arthur Andersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the SEC commenced an informal inquiry into our accounting practices with respect to the sale of the dental business. We are cooperating with the SEC's inquiry.

        We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 4.    Submission of Matters to a Vote of Securities Holders

        None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholders Matters

        VantageMed's common stock was listed on the Nasdaq National Market under the symbol "VMDC" from February 15, 2000 (the date of our initial public offering) through April 17, 2002. On April 18, 2002, due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2001, the ticker symbol for the Company's common stock changed to "VMDCE" and on September 24, 2002, our securities were delisted for failure to comply with the minimum bid price per share ($1.00) requirement. Our securities currently trade on the OTC Bulletin Board. The following table shows the high and low closing prices for our common stock as reported by the exchanges listed above:

	2002		2001
Period
	High	Low	High	Low
First Quarter	$1.29	$0.58	$1.63	$0.94
Second Quarter	$0.75	$0.30	$1.20	$0.65
Third Quarter	$0.54	$0.12	$1.50	$0.70
Fourth Quarter	$0.36	$0.10	$1.04	$0.72

        As of March 25, 2003, we had 133 registered owners of our common stock and a substantially greater number of beneficial owners.

        We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-KSB entitled "Risk Factors," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward- looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by VantageMed Corporation in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

        VantageMed is a national provider of healthcare information systems and services headquartered in Sacramento, California with regional offices in Alabama, Arkansas, California, Hawaii, Massachusetts, Michigan, Missouri, New Jersey, North Carolina, Pennsylvania, Texas and Washington. We develop, sell, install and support software products and services that assist physicians, dentists, behavioral health professionals and other healthcare providers in the operation of their practices. We have assembled regional sales offices by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

        The practice management software products we offer provide physicians and other healthcare professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to approximately one hundred users. We also provide software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing, and electronic remittance advices.

        Our strategy is to continue to expand our customer base primarily through internal growth and possibly through additional acquisitions of established regional healthcare products and managed care systems companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to grow our recurring revenues by increasing our electronic services product offerings and we expect to generate non-recurring revenues through the migration of our current customers from legacy systems to our Windows-based software products and electronic services, while at the same time continuing to expand both our market penetration and product offerings.

        We derive revenues from three sources. Software and systems revenues result from the licensing of our proprietary software, as well as the sale of third-party software (primarily desktop operating systems and standard communication/security software), computer hardware and supplies. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation services. Electronic services revenues are generated by electronic insurance claims processing, electronic patient statement printing and mailing.

        Our revenues include both recurring and non-recurring revenue streams. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. We consider our non-recurring revenues to be revenues generated from sales of software and systems and related training, data conversion and installation services which can vary significantly from period to period depending on market conditions and our ability to sell our products. Over time, we believe that recurring revenues will continue to represent a significant portion of our overall revenues. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix.

	Years Ended December 31,
	2002	2001
Recurring	$15,304	$15,365
Non-recurring	6,440	8,570

Total revenues	$21,744	$23,935

        Cost of revenues consists primarily of the costs of software and computer hardware products sold to customers and associated shipping costs, third-party costs for supplies and electronic services and salary and benefit costs for employees performing customer support. Selling, general and administrative expenses include the salaries, commissions and benefits of sales staff, executive and administrative personnel costs, advertising and promotional materials costs and travel, communications, facilities, insurance and other administrative expenses. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.

        Since our inception, we have invested approximately $20.3 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

        As of December 31, 2002, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $41 million and $9 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2022 and as of December 31, 2002, have been fully reserved on our balance sheet.

        We have acquired companies with technology that enhances our overall product offerings or that contributed to our customer base. Our acquisitions have produced an established distribution channel of regional sales offices nationwide, provided us access to an existing customer base, new product offerings, and helped us to build our management team. We have not completed any acquisitions since 1999. Currently, our strategic focus is on substantially reducing our cash usage and recurring operating losses. On June 10, 2002, we initiated a comprehensive restructuring plan that included a re-evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of approximately 30% of our total workforce at that time. See Note 2 to our Consolidated Financial Statements included in this Form 10-KSB.

        Since July 1997, we have developed a customer base of over 12,000 sites through both acquisitions and internal growth. We expect our revenues to increase primarily through internal growth and potentially through acquisitions. We believe that the migration of existing customers to our Windows-based products, the marketing of these products to new customers and increasing our electronic services revenues through expanded service offerings and increased customer penetration are the keys to our internal growth strategy. Our internal growth model is therefore focused on increasing revenues from software licensing and electronic transaction services, as well as maintaining recurring support revenues.

        Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition" and Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately. If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experiences and are evaluated regularly.

        The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in connection with our consolidated financial statements and related notes included in this Form 10-KSB.

Selected Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Software and systems	$5,153	$6,958	$7,736	$9,429	$3,943
Customer support	11,978	12,441	12,713	8,841	4,873
Electronic services	4,613	4,536	3,458	1,142	557

Total revenues	21,744	23,935	23,907	19,412	9,373

Cost of revenues:
Software and systems	1,854	2,420	2,899	4,078	2,146
Customer support	7,469	7,289	8,007	5,801	3,364
Electronic services	3,176	3,012	2,115	425	242

Total cost of revenues	12,499	12,721	13,021	10,304	5,752

Total gross margin	9,245	11,214	10,886	9,108	3,621

Operating expenses:
Selling, general and administrative	11,391	12,283	15,496	10,382	4,706
Product development	2,975	5,129	5,572	4,120	1,500
Depreciation and amortization	1,184	3,286	5,656	3,873	1,445
Restructuring, impairment and other charges	1,365	5,792	12,899	—	—

Total operating expenses	16,915	26,490	39,623	18,375	7,651

Loss from operations	(7,670)	(15,276)	(28,737)	(9,267)	(4,030)
Shareholder litigation settlement	—	(1,300)	—	—	—
Interest and other income (expense), net	7	614	(2,282)	(948)	(207)

Loss before income taxes	(7,663)	(15,962)	(31,019)	(10,215)	(4,237)
Income tax provision	—	(15)	(18)	—	—

Net Loss	$(7,663)	$(15,977)	$(31,037)	$(10,215)	$(4,237)

Basic and diluted loss per share(1)	$(0.90)	$(1.86)	$(3.84)	$(3.13)	$(1.96)
Weighted-average shares-basic and diluted(1)	8,493	8,596	8,086	3,262	2,158

	As of December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Net working capital	$(1,093)	$4,131	$13,001	$(8,012)	$(4,563)
Cash, cash equivalents and short-term investments	2,682	5,456	16,295	2,713	1,641
Long-term investments	804	2,583	1,001	—	—
Total assets	9,964	17,806	34,189	36,464	11,051
Long-term debt, net of current portion	555	924	1,155	2,639	1,721
Accumulated deficit	(69,470)	(61,807)	(45,830)	(14,793)	(4,578)
Total stockholders' equity	$3,077	$10,791	$26,798	$20,492	$2,918

(1)
Potentially dilutive securities from preferred stock, stock options, warrants or convertible notes have been excluded for all loss years. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2002	2001
Revenues:
Software and systems	23.7%	29.1%
Customer support	55.1	51.9
Electronic services	21.2	19.0

Total revenues	100.0	100.0
Cost of revenues:
Software and systems	8.5	10.1
Customer support	34.4	30.4
Electronic services	14.6	12.6

Total cost of revenues	57.5	53.1

Total gross margin	42.5	46.9

Operating expenses:
Selling, general and administrative	52.4	51.3
Product development	13.7	21.4
Depreciation and amortization	5.4	13.7
Restructuring, impairment and other charges	6.3	24.2

Total operating expenses	77.8	110.6

Loss from operations	(35.3)	(63.7)
Interest and other income (expense), net	0.0	(2.9)

Loss before income taxes	(35.3)	(66.6)
Income taxes	0.0	(0.1)

Net loss	(35.3)%	(66.7)%

Results of Operations for the year ended December 31, 2002 compared to the year ended December 31, 2001

        Revenues.    Total revenues decreased $2.2 million, or 9.2%, from $23.9 million for the year ended December 31, 2001 to $21.7 million for the year ended December 31, 2002. Substantially all of this decrease came from a $2.1 million decrease in non-recurring revenues. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $2.1 million, or 24.9%, from $8.6 million in 2001 to $6.4 million in 2002. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $61,000, or 0.4%, from $15.4 million in 2001 to $15.3 million in 2002.

          Software and Systems.    Software and systems revenues decreased $1.8 million, or 25.9%, from $7.0 million in 2001 to $5.2 million in 2001. The decrease in software and systems revenues was due to fewer sales of our Windows-based products and the hardware and supplies that often accompany these sales. Sales of new systems were unfavorably affected by market competition as well as organizational changes, including our restructuring efforts, that temporarily disrupted our sales and marketing efforts. Additionally, we de-emphasized sales of one of our Windows-based products during the second quarter of 2002 pending the release of an updated version in September 2002.

          Approximately 22.9% of our 2002 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 39.8% in 2001. We expect this percentage to continue to decrease as we migrate our legacy customer base to our core Windows-based products.

          Customer Support.    Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation. A significant portion of our customer support revenues are considered to be recurring in nature and have not fluctuated significantly from period to period. The $463,000, or 3.7%, decrease from $12.4 million in 2001 to $12.0 million in 2002 is primarily due to a decrease in installation, data conversion and installation revenues commensurate with the decrease in revenues associated with the sale and installation of software and systems (both components of our non-recurring revenues).

          Electronic Services.    Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services. These revenues increased $77,000, or 1.7%, from $4.5 million in 2001 to $4.6 million in 2002. These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

        Cost of Revenues.    Total cost of revenues decreased $222,000, or 1.7%, from $12.7 million in 2001 to $12.5 million in 2002. Gross margin (total revenues less cost of revenues divided by total revenues) decreased 4.4% from 46.9% in 2001 to 42.5% in 2002. This decrease was primarily due to the decrease in software and systems sales which typically carry higher gross margins. To a lesser extent, the re-deployment of certain regional personnel from product development activities to customer support activities to enhance the overall quality of customer support services contributed to the decrease in gross margins. These increases were partially offset by a reduction in customer support personnel in June 2002 when we centralized customer support operations for our core Windows-based products.

          Software and Systems.    Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $566,000, or 23.4%, from $2.4 million in 2001 to $1.9 million in 2002. Gross margin on software and systems decreased from 65.2% to 64.0% in 2002. This decrease in gross margin is primarily attributed to the mix of products sold.

          Customer Support.    Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues increased $180,000, or 2.5%, from 2001 to 2002. Gross margin on customer support decreased from 41.4% to 37.6% in 2002. This decline in gross margin was primarily due to the re-deployment of certain employees from product development to customer support activities to enhance the quality of customer support services. This decline was partially offset by cost reductions realized in June 2002 when we implemented a reduction in headcount and began to centralize customer support operations for our Windows-based products. To a lesser extent, the decrease in gross margin was due to a decrease in non-recurring revenues which have higher gross margins.

          Electronic Services.    Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Customer support and electronic services cost of revenue increased $164,000, or 5.4%, from 2001 to 2002. Gross margin on customer support and electronic services decreased from 33.6% in 2001 to 31.2% in 2002. This decline in gross margin was primarily due to revenue growth of certain services that have lower gross margin percentages, as well as moving costs incurred in the third and fourth quarters of 2002 to relocate our internal clearinghouse operations from Boulder, Colorado to Rancho Cordova, California.

        Selling, General and Administrative.    SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance. SG&A expenses decreased $892,000, or 7.3%, from $12.3 million, or 51.3% of revenues, in 2001 to $11.4 million, or 52.4% of revenues, in 2002. The reduction in SG&A expense was primarily due to a reduction in headcount and the closure of three operating facilities as a result of our restructuring plan announced in June 2002. These cost savings were partially offset by the increases in expense related to severance costs for employees who provided other than transition services during the period of time between the announcement of the restructuring and their ultimate termination, legal expenses related to an internal investigation and the ongoing informal inquiry being conducted by the Securities and Exchange Commission as well as other one-time expenses. Also partially offsetting the 2002 decrease in SG&A expense was the reversal of $140,000 of legal expense in 2001 for the formal resolution of an issue pertaining to outstanding legal fees that were expensed in previous years, but remained unpaid.

        Product Development.    Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. As a result, product development expenses decreased $2.2 million, or 42.0%, from $5.1 million, or 21.4% of revenues in 2001 to $3.0 million, or 13.7% of revenues in 2002. Our restructuring plan included a reduction in headcount from 39 at December 31, 2001 to 13 at December 31, 2002 as well as the closure of our development facility in Boulder, Colorado in connection with our restructuring plan implemented in June 2002. Additionally, certain employees were re-deployed from product development to customer services activities to enhance the overall quality of customer support services.

        Restructuring, Impairment and Other Charges.    In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products. The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel. As of December 31, 2002, all but one of these employees was terminated. We recorded an expense of $1.4 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being consolidated as well as write-downs of property and equipment that would no longer be used.

The components of our 2002 restructuring provision and activity in the related reserve are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)

December 31, 2002 balance	$4	$423	$—	$427

        Severance payments are expected to be completed in the first quarter of 2003 and the lease payments will be made through the end of the lease terms (December 2007).

        In 2001, a review of the recoverability of our intangible assets and property and equipment resulted in an impairment expense of $5.6 million for certain intangible assets where it was determined that we would not be able to recover the value of certain of the assets. Also, in May 2001, we made the decision to close the Salt Lake City regional office. This closure resulted in an impairment write-down of $161,000 on certain intangible assets and other charges in connection with this closure totaling $22,000.

        Depreciation and Amortization.    Depreciation is expense recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $99,000, or 11.7% from 2001 to 2002 primarily due to certain fixed assets that became fully depreciated during 2002. To a lesser extent, the fixed assets written off in connection with our June 2002 restructuring had an impact on the decrease. Amortization is expense recognized on a straight line basis over the estimated useful lives of our intangible assets and decreased $2.0 million, or 82.0%, from 2001 to 2002. The decrease was primarily due to the $5.6 million goodwill impairment expense recorded in the fourth quarter of 2001, which reduced the remaining balance subject to future amortization and to a lesser extent, the adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized.

        Shareholder Litigation Settlement.    Beginning in March 2000, a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933 and 1934. We believe these actions were without merit and defended ourselves against them vigorously. However, to avoid the costs and uncertainties of further litigation, we entered into a memorandum of understanding to settle the litigation in 2001. Under the terms of the settlement, all claims against us and all other defendants were dismissed without admission of liability or wrongdoing. The shareholder class received a cash payment of $2.5 million of which $1.3 was paid by VantageMed and was recognized as expense in the fourth quarter of 2001. See Item 3—Legal Proceedings for additional information.

        Interest and Other Income (Expense), Net.    Interest income decreased $542,000, or 73.9% from 2001 to 2002 primarily due to a $6.0 million, or 63.3%, decrease in our cash and investment balances from December 31, 2001 to December 31, 2002. To a lesser extent, a decrease in interest rates contributed to the decrease in interest income. Interest expense and other, net increased $65,000 from 2001 to 2002.

        Income Taxes.    We did not record a provision for income taxes in 2002, as we did not generate book or taxable income. The $15,000 provision for income taxes in 2001 represented the minimum tax liability in several states that require such payment. At December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41 million and $9 million, respectively, that expire in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Critical Accounting Policies

        Certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

        Revenue Recognition.    We enter into license agreements with customers, which allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition" and Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately. If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experiences and are evaluated regularly.

        Allowance for doubtful accounts.    We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency.

        Inventories and related reserves.    Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders. Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old are reserved and the related charge is recorded as cost of revenue.

        Long-lived Assets.    For certain long-lived assets, primarily fixed assets and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

        Accrued liabilities.    Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

        Income taxes.    We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41 million and $9 million respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Liquidity and Capital Resources

        Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

        Net cash used for operating activities was $5.4 million and $7.2 million in 2002 and 2001, respectively. In 2002, net loss excluding depreciation and amortization was $6.5 million which accounts for substantially all of the $5.4 million of cash used for operating activities in 2002. In 2001, our net loss excluding depreciation, amortization and impairment charges was $6.9 million which accounts for substantially all of the $7.2 million of cash used for operating activities in 2001.

        Investing activities provided $4.5 million in cash in 2002 and $6.6 million in 2001. In both years, net proceeds from the sale of investments provided substantially all of the cash. This source of cash was partially offset by capital expenditures of $171,000 and $252,000 in 2002 and 2001, respectively.

        Net cash used in financing activities was $496,000 and $469,000 in 2002 and 2001, respectively. In both years, payments on debt were the primary reason for the use of cash. In 2001, we used $107,000 of cash to repurchase shares of our common stock.

        At December 31, 2002, we had a negative working capital position, and had negative cash flow during the quarter and during the year. We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce, at that time. The restructuring efforts are substantially complete. These actions have substantially reduced our monthly cash usage and we expect to make additional expense reductions that will further decrease our monthly cash usage. During the first six months of 2002, cash used for operations totaled $4.4 million. Subsequent to our restructuring, cash used for operations was reduced to $978,000 in the last six months of 2002.

        At December 31, 2002, we had $3.5 million of cash, short and long-term investments. Based on our current forecast sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least December 2003. However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

        At December 31, 2002 we had $726,000 in debt primarily issued in connection with our acquisitions. Interest rates on these notes range from 3.90% to 11.98%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. These leases mature from February 2003 to May 2005 and many of them include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2001, we had $1.0 million in assumed debt or promissory notes issued in connection with acquisitions and $460,000 in capital leases.

        We lease space at our principal executive and corporate headquarters and at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007. We are actively seeking to sublease the space we have leased in Boulder, Colorado. This lease expires in July 2007 and the property was vacated by us in June 2002.

        Future minimum payments under all debt and lease obligations at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2003	$343	$189	$1,080
2004	250	126	801
2005	133	63	457
2006	—	—	182
2007	—	—	49

Total minimum payments	726	378	$2,569

Less: interest on capital lease obligations at rates of 4.45% to 24.31%	—	(50)
Less: current maturities	(343)	(156)

Long-term portion	$383	$172

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial condition.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen. The transition and disclosure provisions of SFAS No. 148 are effective for our year ended December 31, 2002. The implementation of SFAS No. 148 did not have a material impact on our results of operation or financial condition. However, effective January 1, 2003, we will begin to account for stock options using a fair value method, as allowed under SFAS No. 148.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial statements.

Risk Factors

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

The Resignation by Our Independent Auditors has Prompted Inquiries by the SEC

        The resignation of Andersen on February 8, 2002 and the subsequent independent investigation by our Audit Committee and outside counsel has prompted an informal inquiry by the SEC. Senior management and the Audit Committee have met with the SEC and have cooperated with the SEC staff and will continue to cooperate with the SEC staff in its inquiry. We have taken proactive measures to enhance internal controls and enhance our senior management team and board of directors.

        There can be no assurances that the SEC will not bring an administrative or civil action against the Company as a result of the events surrounding the resignation of Andersen.

Our Restructuring Plan May Not Be Successful

        During the second quarter of 2002, we developed and implemented a restructuring plan aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. The restructuring plan included reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company's total workforce. There can be no assurances that our reduction in force will not restrict our ability to increase sales, execute our product development and customer support strategies or achieve profitability.

We Have A Limited Operating History, A History Of Losses And We May Never Achieve Profitability

        We have incurred operating losses and have generated cash flow deficits since our inception in April 1997 and as of December 31, 2002, our accumulated deficit is $69.5 million. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing, If Required

        We expect our cash and other current resources to sustain us through at least December 2003. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond December 2003.

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

If The Definition And Adoption Of Electronic Transactions In The Healthcare Information Technology Industry Sector Grows At A Slow Pace, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability From Electronic Services

        Our current systems and anticipated future services are dependent on the use of the electronic transaction processing. To the extent that the HIPAA transactions are not defined and adopted and do not further penetrate the healthcare information technology industry, our ability to realize revenue from electronic services will be limited and we may not be able to increase our revenues.

Internet Or Telecommunication Service Or Performance Problems Or Software Errors Arising After The Installation Of Our Software At Customer Sites Could Delay Market Acceptance Of Our Products, Lead To Customer Dissatisfaction, Loss Of Revenue Or Increase in Expense And Injure Our Business Reputation

        The performance of our products depends upon the efficient operation and timely installation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third-party software incorporated into our software. The Internet and telecommunication related equipment can experience operational problems, delays or outages. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could delay market acceptance, lead to customer dissatisfaction, a loss of revenue or increase in expense or injure our business reputation.

We May Be Subject To State or Local Taxes That Could Harm Our Business

        In the past, we have not consistently collected sales or local taxes on revenues from customers located in states other than the state where the sale originated. We are monitoring our state-by-state obligations to collect sales tax and have made provisions, where considered necessary, in the event one or more states seek to impose sales tax collection obligations on out-of-state companies similar to ours. We have also entered into agreements, or intend to enter into agreements, with tax reporting jurisdictions and have revised our tax collection procedures. However, based on the nature of our operations and the acquisitions we have made, the determination of our obligation to collect taxes in certain jurisdictions is complex and requires significant judgment. A successful assertion by states where we have not made provisions for sales and local taxes could seriously harm our business.

If Security And Legal Liability Concerns Make Customers Unwilling To Utilize Our Products And Services To Transmit Medical Information Electronically, The Demand For Our Products May Diminish And We May Be Unable To Achieve Or Sustain Profitability

        Potential customers may choose not to utilize our software products because of concerns related to the electronic transfer and management of protected health information (PHI), including: security of PHI being transferred; errors in the transmission of PHI; legal liability for data security failures or transmission errors; and regulatory burdens imposed on healthcare participants who transfer PHI electronically.

        If these concerns prevent potential or existing customers from buying or continuing to use our products, our revenues may not increase and we may be unable to achieve or sustain profitability.

Breaches Of Network Security Could Damage Our Business Reputation, Lead To Customer Dissatisfaction, Delay Market Acceptance Of Our Products And Result In Legal And Financial Liability And A Loss Of Revenue

        Our electronic transaction services involve the storage and transmission of PHI through our network data centers over the Internet and over dedicated private data lines. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses or similar disruptive problems. In the event of such a security breach, proprietary and confidential information could be misappropriated or our operations could be interrupted. These problems could damage our business reputation, lead to customer dissatisfaction and delay market acceptance of our products. We may also incur legal and financial liability and a loss of revenue as a result of such problems.

Fluctuations In Our Quarterly Operating Results May Cause Volatility Or Decline In The Market Price Of Our Common Stock

        It is possible that our revenues and operating results may fall below the expectations of securities analysts or investors in future quarters and years. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: future acquisitions; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; delays in development and other quality factors; changes in customer demand for our applications and services; and changes within the healthcare industry.

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

        Despite our efforts to protect our intellectual property, a third party or a former employee could copy, reverse engineer or otherwise obtain and use our intellectual property or trade secrets without authorization or could develop software competitive to ours

        Our intellectual property may be misappropriated or infringed upon or may infringe upon the rights of others. Consequently, litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect our intellectual property. Additionally, we may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all.

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

        Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as Medical Manager, VitalWorks, Inc., PracticeWorks, Inc., Misys Healthcare Systems, McKessonHBOC, Quality Systems, Inc., Millbrook Corporation (recently acquired by GEMedical Systems), and Dentrix Dental Systems, Inc. Additionally, within each regional market there are several smaller competitors who have developed niche products at varying price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

Any Failure To Comply With Regulations Governing The Confidentiality And Integrity Of PHI Could Result In Severe Legal And Financial Liability, Harm Our Business Reputation And Result In A Significant Loss Of Customers

        Federal regulations under HIPAA governing the confidentiality and integrity of PHI transmitted electronically are complex and are evolving rapidly. Any failure on our part however to comply with current or future regulations could subject us to severe legal and financial liability. Such failures could also result in harm to our business reputation and a significant loss of customers.

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

Regulations That Restrict The Ability To Dispense Or Refill Controlled Substances Through An Electronically Transmitted Prescription Could Limit The Functionality Of Our Software Products And Could Diminish The Revenue Generated From These Products

        The Federal Drug Enforcement Agency has promulgated regulations that may prohibit a pharmacy from dispensing and refilling controlled substances through an electronically transmitted prescription. These regulations may limit the scope of the prescription ordering and refill functions in our current and future software products and may diminish the revenues we obtain from the sale of these products.

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

Item 7.  Financial Statements

        The Company's Consolidated Financial Statements are located on the pages indicated below:

INDEX TO FINANCIAL STATEMENTS
VANTAGEMED CORPORATION

Report of Independent Certified Public Accountants

Board of Directors
VantageMed Corporation

        We have audited the accompanying consolidated balance sheets of VantageMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VantageMed Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
San Francisco, California
February 26, 2003

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001
Revenues:
Software and systems	$5,153	$6,958
Customer support	11,978	12,441
Electronic services	4,613	4,536

Total revenues	21,744	23,935
Cost of revenues:
Software and systems	1,854	2,420
Customer support	7,469	7,289
Electronic services	3,176	3,012

Total cost of revenues	12,499	12,721

Total gross margin	9,245	11,214

Operating expenses:
Selling, general and administrative	11,391	12,283
Product development	2,975	5,129
Depreciation and amortization	1,184	3,286
Restructuring and impairment	1,365	5,792

Total operating expenses	16,915	26,490

Loss from operations	(7,670)	(15,276)

Other income (expense):
Shareholder litigation settlement	—	(1,300)
Interest income	191	733
Interest expense and other, net	(184)	(119)

Total other income (expense), net	7	(686)

Loss before income taxes	(7,663)	(15,962)
Income taxes	—	(15)

Net loss	$(7,663)	$(15,977)

Basic and diluted net loss per share	$(0.90)	$(1.86)

Weighted-average shares—basic and diluted	8,493	8,596

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,440	$2,792
Short-term investments	1,242	4,131
Accounts receivable, net of allowance of $109 and $171, respectively	1,912	2,295
Current portion of notes receivable	81	189
Inventories, net of reserve of $50 and $96, respectively	210	347
Prepaid expenses and other	354	468

Total current assets	5,239	10,222
Long-term investments	804	2,583
Notes receivable, net of current portion	5	32
Property and equipment, net	655	1,268
Intangibles, net	3,261	3,701

Total assets	$9,964	$17,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$499	$553
Accounts payable	829	1,285
Accrued liabilities	2,248	1,554
Customer deposits and deferred revenue	2,756	2,699

Total current liabilities	6,332	6,091
Long-term debt, net of current portion	555	924

Total liabilities	6,887	7,015

Commitments and contingencies (Notes 6 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,473,999 and 8,535,831 shares issued and outstanding in 2002 and 2001, respectively	8	9
Additional paid-in capital	72,511	72,549
Accumulated other comprehensive income	28	40
Accumulated deficit	(69,470)	(61,807)

Total stockholders' equity	3,077	10,791

Total liabilities and stockholders' equity	$9,964	$17,806

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

				Unrealized Gain (Loss) On Available For-Sale Securities
	Common Stock
			Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount					Total
Balance, January 1, 2001	8,625,971	$9	$72,654	$(3)	$(32)	$(45,830)	$26,798
Exercise of stock options	17,367	—	2	—	—	—	2
Repurchase of common stock	(107,507)	—	(107)	—	—	—	(107)
Amortization of deferred compensation	—	—	—	—	32	—	32

Subtotal	8,535,831	9	72,549	(3)	—	(45,830)	26,725
Unrealized gain on investments	—	—	—	43	—	—	43
Net loss	—	—	—	—	—	(15,977)	(15,977)

Comprehensive loss							(15,934)

Balance, December 31, 2001	8,535,831	9	72,549	40	—	(61,807)	10,791
Repayment of notes receivable with common stock held as collateral	(61,832)	(1)	(38)	—	—	—	(39)

Subtotal	8,473,999	8	72,511	40	—	(61,807)	10,752
Unrealized loss on investments	—	—	—	(12)	—	—	(12)
Net loss	—	—	—	—	—	(7,663)	(7,663)

Comprehensive loss							(7,675)

Balance, December 31, 2002	8,473,999	$8	$72,511	$28	$—	$(69,470)	$3,077

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,663)	$(15,977)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,184	3,286
Loss on disposal of assets	113	31
Bad debt expense	44	144
Impairment of intangibles	—	5,770
Amortization of deferred compensation	—	32
Changes in assets and liabilities:
Accounts receivable	369	(209)
Inventories	137	108
Prepaid expenses and other	114	(187)
Accounts payable and accrued liabilities	238	(101)
Customer deposits and deferred revenue	57	(72)

Net cash used for operating activities	(5,407)	(7,175)

Cash flows from investing activities:
Purchases of property and equipment	(171)	(252)
Purchase of investments	(492)	(36,155)
Proceeds from maturities of investments	5,148	42,992
Proceeds from sale of property and equipment	—	7
Notes receivable payments received	66	56

Net cash provided by investing activities	4,551	6,648

Cash flows from financing activities:
Issuance of common stock	—	2
Repurchase of common stock	—	(107)
Proceeds from issuance of long-term debt	—	111
Payments on long-term debt	(496)	(475)

Net cash used for financing activities	(496)	(469)

Net decrease in cash and cash equivalents	(1,352)	(996)
Cash and cash equivalents, beginning of year	2,792	3,788

Cash and cash equivalents, end of year	$1,440	$2,792

Supplemental cash flow information:
Cash payments for interest	$108	$153

Cash payments for taxes	$—	$19

Liquidation of stock for payment on note receivable	$39	$—

Acquisition of property and equipment under capital lease arrangements	$73	$161

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

        VantageMed Corporation was incorporated in California on June 1, 1995 and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Alabama, Arkansas, California, Hawaii, Massachusetts, Michigan, Missouri, New Jersey, North Carolina, Pennsylvania, Texas and Washington. We develop, sell, install and support software products and services that assist physicians, dentists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

        The practice management software products we offer provide physicians and other healthcare professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. These systems range in capacity from one to hundreds of users. We also provide software, network and hardware support, training, electronic claims processing, electronic statement printing and mailing, and electronic remittance advices.

Basis of presentation

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of VantageMed Corporation and the accounts of our subsidiaries after elimination of intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

Risks and uncertainties

        We have suffered from recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. We may never be able to achieve positive operating cash flow, working capital or profitability. We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. We believe that our cash, short-term and long-term investments are sufficient to meet our cash flow needs through at least December 2003. See Risk Factors in Part II, Item 6 of this Form 10-KSB for additional information.

Revenue recognition

        We generally charge a one-time license fee for the right to use our proprietary software. The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement. The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies. Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution. The Company does not offer extended payment terms or cancellation provisions. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2)

"Software Revenue Recognition" and Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. We also license one of our proprietary software products on a monthly subscription basis. No long-term commitment is required and the customer can cancel the subscription agreement at any time. Under the subscription agreement, license fee revenue is recognized ratably over the license period.

        Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately. If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Upon contract execution, we collect a deposit, which can vary from 0% to 50% based on the customer's credit profile and previous relationship with us, if any. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as deferred revenue.

        We also provide post-contract support under annual maintenance and support agreements as well as other services including electronic claims processing, electronic statement printing, mailing, data processing and other services provided independent from software licensing activities. Annual support agreements are billed either annually, quarterly or monthly and all other services are billed as the services are rendered. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Subscription and support fees received in advance of revenue recognition are recorded as deferred revenue. Revenue from all other services is recognized as the services are rendered.

        We offer a limited return provision for 60 days from the date of purchase, for one of our off-the-shelf software products. Based on historical information available to us based on past sales and returns experience, we are able to reasonably estimate future product returns and make adequate provision for returns expected on sales made within 60 days of each reporting period.

Software development costs

        To date, all of our costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility, evidenced by establishment of a working model, have been immaterial.

Allowance for doubtful accounts

        We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency.

Inventories and related reserves

        Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders. Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old are reserved and the related charge is recorded as cost of software and systems revenue.

Long-lived assets

        For certain long-lived assets, primarily fixed assets and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

        We assign the following useful lives to our fixed assets—three to five years for office and computer equipment and software and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Repair and maintenance costs are expensed as they are incurred.

Cash equivalents and investments

        We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Gains or losses on securities sold are based on the specific identification method.

        Short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$134	$—	$—	$134
Commercial paper	2,018	36	(8)	2,046

Total available-for-sale investment securities	$2,152	$36	$(8)	$2,180

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$1,325	$—	$—	$1,325
U.S. Government agency	1,011	9	—	1,020
Commercial paper	5,663	33	(2)	5,694

Total available-for-sale investment securities	$7,999	$42	$(2)	$8,039

        The amortized cost and fair value of available-for-sale investment securities by contractual maturity, are as follows (in thousands):

	December 31, 2002
	Amortized Cost	Fair Value
Due within one year	$1,384	$1,376
Due after one, but within 5 years	768	804

Total available-for-sale investment securities	$2,152	$2,180

	December 31, 2001
	Amortized Cost	Fair Value
Due within one year	$5,443	$5,456
Due after one, but within 5 years	2,556	2,583

Total available-for-sale investment securities	$7,999	$8,039

Financial instruments

        The fair values of financial instruments are the amounts at which the instruments could be exchanged in a current transaction between willing parties. We estimate that the carrying amounts of the financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values. The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of short-term and long-term debt are also considered to approximate fair values based upon current interest rates.

Accrued liabilities

        Certain of our accrued liabilities are based on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

Legal Costs

        Legal costs incurred by the Company arising in the normal course of business are expensed as incurred. Estimated future legal costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

Warranty Costs

        We provide a 90-day warranty on proprietary software and services delivered. No warranty is provided on third-party software or hardware. Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies."

Income taxes

        We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Net loss per share

        Basic net loss per share is based on weighted average shares outstanding and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any. As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	2002	2001
Stock options	1,648	1,228
Warrants to purchase common stock	30	43

Comprehensive loss

        We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130),"Reporting Comprehensive Income." Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During 2002 and 2001, other comprehensive income consisted of unrealized holding gains on available-for-sale investment securities.

Stock-based compensation

        We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen. The transition and disclosure provisions of SFAS No. 148 are effective for our year ended December 31, 2002. The implementation of SFAS No. 148 did not have a material impact on our results of operations or financial condition. However, effective January 1, 2003, we will begin to account for stock options using a fair value method, as allowed under SFAS No. 148.

        Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(7,663)	$(15,977)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	592	655
Pro forma net loss	$(8,255)	(16,632)

Basic and diluted loss per share
As reported	$(0.90)	$(1.86)
Pro forma	$(0.97)	$(1.93)

        For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001
Dividend yield	0%	0%
Risk-free interest rate	3.5%	5.0%
Stock price volatility	223%	130%
Expected life	3.5 years	6 years

        The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Recent accounting pronouncements

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial condition.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial statements.

NOTE 2—ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES:

Asset impairment

        During 2001, we determined that the carrying value of certain intangible assets acquired in connection with business combinations accounted for as purchases exceeded their fair value and we recorded an impairment charge of $5.8 million. The impairment occurred due to changes in business conditions and products, in addition to current period operating and cash flow losses combined with financial projections and forecasts that indicated continuing poor performance of certain acquired companies. The determination of the fair value of the separately identifiable intangible assets arising from the purchase business combinations was determined using the present value of expected future cash flows from the acquired companies using a discount rate commensurate with the risks involved.

Restructuring charges

        In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products. The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel. As of December 31, 2002, all but one of these employees was terminated. We recorded an expense of $1.4 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being consolidated as well as write-downs of property and equipment that would no longer be used. The components of our 2002 restructuring provision and activity in the related reserve are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)

December 31, 2002 balance	$4	$423	$—	$427

        Severance payments are expected to be completed in the first quarter of 2003 and the lease payments will be made through the end of the lease term (December 2007).

NOTE 3—INTANGIBLE ASSETS

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired at January 1, 2002. We did not identify any identifiable intangible assets to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired software, customer lists and covenants not to compete continue to be amortized over their estimated useful lives of two to four years, two to five years and two to ten years, respectively. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

        Components of intangible assets, including the reclassification of goodwill as of January 1, 2002, were as follows (in thousands):

	December 31,
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,194)	$4,276	$(4,032)
Customer lists	5,068	(3,527)	5,068	(3,253)
Other	297	(297)	297	(293)
Goodwill	—	—	5,645	(4,007)

	$9,641	$(8,018)	$15,286	$(11,585)

Intangible assets not subject to amortization:
Goodwill	$1,638	$—	$—	$—

        Amortization of intangible assets was $440,000 and $2.4 million for the years ended December 31, 2002 and 2001, respectively. Our net loss, excluding goodwill amortization expense, for the year ended December 31, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share amounts):

Net loss-as reported	$(15,977)
SFAS 142 amortization adjustment	419

Net loss-adjusted	$(15,558)

Basic and diluted net loss per share-as reported	$(1.86)
Impact of SFAS 142 amortization adjustment	0.05

Basic and diluted net loss per share-adjusted	$(1.81)

NOTE 4—NOTES RECEIVABLE

        We have four notes receivable at December 31, 2002. Two notes totaling $14,000, bear interest at 6 percent per annum, and are secured by irrevocable letters of credit due March 31, 2003. One note totaling $18,000 is with one of our employees. This note bears interest at 8 percent per annum, is unsecured and is being forgiven on a monthly basis through April 2004 in exchange for services rendered. Any loan amount not yet forgiven will become due and payable in full 90 days after the last day of employment.

        Additionally, we have a $200,000 note with a former officer and director that is secured by 300,000 shares of our common stock. Total principal and interest on this note, which bears interest at the prime rate, became due and payable on November 3, 2002 and is currently in default. As of December 31, 2002, we have foreclosed on 41,832 shares we held as collateral and have recorded a reserve of $141,000 against the remaining balance. We have not recognized interest income on this note since April 2002.

        A note totaling $23,000 with one of our former employees, was paid in full with shares we held as collateral in June 2002.

NOTE 5—BALANCE SHEET COMPONENTS

        Property and equipment net, consisted of the following (in thousands):

	December 31,
	2002	2001
Office and computer equipment	$2,163	$2,654
Furniture and fixtures	239	406
Vehicles	20	47
Leasehold improvements	176	182

	2,598	3,289
Less: accumulated amortization and depreciation	(1,943)	(2,021)

	$655	$1,268

        Depreciation expense was approximately $744,000 and $843,000, for the years ended December 31, 2002 and 2001, respectively.

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Accrued payroll and related expenses	$504	$634
State and Local taxes payable	533	85
Restructuring (See Note 2)	427	—
Other	784	835

	$2,248	$1,554

NOTE 6—DEBT AND LEASE OBLIGATIONS

        At December 31, 2002 and 2001, we had $726,000 and $1.0 million, respectively, in debt primarily issued in connection with our acquisitions. Interest rates on these notes range from 3.90% to 11.98% and in many cases, these notes are secured by our assets. The largest of these notes was issued to the owner of an acquired company, is unsecured, bears interest at prime plus 1.5% (not to exceed 10.5%) and is due in full by August 2005. The balance due under this note was $593,000 and $822,000 at December 31, 2002 and 2001, respectively.

        In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. These leases mature from February 2003 to May 2005 and many of them include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2002 and 2001, we had $328,000 and $460,000 in capital leases.

        We lease space at our principal executive and corporate headquarters and at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007. We are actively seeking to sublease the space we have leased in Boulder, Colorado. This lease expires in July 2007 and the property was vacated by us in June 2002.

        Future minimum payments under all debt and lease obligations at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2003	$343	$189	$1,080
2004	250	126	801
2005	133	63	457
2006	—	—	182
2007	—	—	49

Total minimum payments	726	378	$2,569

Less: interest on capital lease obligations at rates of 4.45% to 24.31%	—	(50)
Less: current maturities	(343)	(156)

Long-term portion	$383	$172

        Rent expense was approximately $1.2 million and $1.3 million for the years ended December 31, 2002 and 2001, respectively.

NOTE 7—STOCKHOLDERS' EQUITY

Stock Repurchase Program

        On May 13, 2001, we announced a stock repurchase program whereby we can repurchase from time to time at management's discretion, up to 250,000 shares of our common stock in the open market or in private transactions. In 2001, we repurchased 107,507 shares at an average price of $0.99 per share in the open market.

Warrants

        In August 1999 in connection with an acquisition, the Company issued 30,000 warrants at an exercise price of $11.10 per share that expire on August 1, 2003. The fair value of these warrants was recorded as additional purchase price. In October 1999, in connection with the issuance of a convertible promissory note, the Company issued warrants for 13,333 shares exercisable at $7.20 per share. These warrants expired unexercised on October 6, 2002. The fair value of these warrants of approximately $80,000 was calculated using the Black-Scholes option pricing model and was amortized to interest expense over the term of the note.

Stock Option Plans

        Under the Stock Option/Stock Issuance Plan (1998 Plan) the Board of Directors is authorized to grant options to purchase our common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered the Company. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. At December 31, 2002, there were approximately 282,000 shares available for issuance under the 1998 Plan. A summary of stock option activity and related information is as follows (in thousands except per share amounts):

	Year Ended December 31,
	2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of period	1,228	$3.66	913	$4.97
Granted	1,305	0.45	430	0.96
Exercised	—	—	(17)	0.06
Cancelled	(885)	3.77	(98)	4.63

Balance, end of period	1,648	$1.07	1,228	$3.66

        The following table summarizes information about our outstanding stock options at December 31, 2002 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	# Options Outstanding	Wtd. Avg. Contractual Life Remaining (Years)	Wtd. Avg. Exercise Price	Vested	Wtd. Avg. Exercise Price
$0.12-$0.37	320	9.52	$0.25	13	$0.12
$0.40-$0.47	759	9.48	$0.41	125	$0.41
$0.55-$1.00	315	8.60	$0.87	154	$0.89
$1.56-$2.88	194	7.45	$1.92	128	$1.92
$7.50-$52.32	60	6.21	$10.49	56	$10.49

Total	1,648	8.99	$1.07	476	$2.18

        The weighted-average grant date fair value of options granted was $0.44 and $0.87 per option during 2002 and 2001, respectively.

NOTE 8—401K SAVINGS PLAN

        We maintain a 401(k) Savings Plan (the Plan) under which employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 90 consecutive days of service. Employee contributions are 100% vested at all times. We may make discretionary contributions to the Plan, which vest annually over a six-year period. We made no discretionary contributions to the Plan in 2002 or 2001.

NOTE 9—INCOME TAXES

        No provision for income taxes was recorded in 2002 since we generated both book and tax losses. Our provision for income taxes in 2002 and 2001 consisted of (in thousands):

	December 31,
	2002	2001
Current:
Federal	$—	$—
State	—	15

Total current	$—	$15
Deferred:
Federal	$(3,931)	$(4,766)
State	628	(726)

Total deferred	(3,303)	(5,492)
Change in valuation allowance	3,303	5,492

Net income tax provision	$—	$15

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41 million and $9 million, respectively, that expire through 2022. The extent to which these loss carryforwards can be used to offset future taxable income may be limited. The components of our deferred income taxes were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$15,071	$13,653
Accruals and reserves not currently deductible	2,068	796
Difference between book and tax basis of intangibles	—	104

	17,139	14,553
Deferred tax liabilities:
Depreciation	(217)	—
Difference between book and tax amortization related to acquired identifiable intangibles other than goodwill	—	(934)

	(217)	(934)

Net deferred tax asset before allowance	16,922	13,619
Valuation allowance	(16,922)	(13,619)

Net deferred tax asset	$—	$—

        We believe that available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets, and therefore we have recorded a full valuation allowance to reduce the carrying value of such assets to zero. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results. Our effective tax rate differs from the federal statutory tax rate due to the following (in thousands):

	Year Ended December 31,
	2002	2001
Expected tax benefit	$(2,605)	$(5,427)
Decrease in income taxes resulting from:
State income benefit	(447)	(931)
Increase in deferred tax asset valuation allowance	3,303	5,492
Nondeductible expenses	169	954
Other, net	(420)	(73)

Net income tax provision	$—	$15

NOTE 10—LITIGATION AND CONTINGENCIES

        Beginning on March 13, 2000 a series of similar securities class action lawsuits were filed alleging that VantageMed and certain directors and officers violated the Securities Act of 1933 and 1934. These actions were consolidated into a single action in the United States District Court for the Eastern District of California entitled Zinno v. VantageMed Corporation, et al., No. CIV.S-00-0523 MLS DAD.

        Plaintiffs purported to represent a class of all persons who purchased our common stock pursuant to our February 15, 2000 IPO. The Plaintiffs alleged that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that we would be delayed in introducing a new version of its RidgeMark product, and did not state that sales of our eMCee product would be lower than expected. Plaintiffs have also named our underwriters, J.C. Bradford and Advest, Inc., and our prior accountants, Arthur Andersen LLP, as defendants.

        We believed these actions were without merit and defended ourselves against them vigorously. However, to avoid the costs and uncertainties of further litigation, we entered into a memorandum of understanding to settle the litigation. The settlement was approved by the court in July 2002. Under the terms of the settlement, all claims against us and all other defendants were dismissed without admission of liability or wrongdoing. The shareholder class received a cash payment of $2.5 million, of which $1.3 million was paid by VantageMed in December 2001, representing our portion of the settlement.

        Following our announcement in February 2002 that our independent accountants at that time, Arthur Andersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the SEC commenced an informal inquiry into our accounting practices with respect to the sale of the dental business. We are cooperating with the SEC's inquiry.

        We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals amounted to $121,000 at December 31, 2002, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 11—SEGMENT REPORTING

        We have re-evaluated our approach for making operating decisions and assessing the performance of our business and have determined that we have three reportable segments: software and systems, customer support and electronic services. The software and systems sales group sells and licenses practice management software products to physicians, and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support group provides software, network and hardware support, training, installation services. The electronic services group provides electronic claims processing, electronic statement printing and mailing and electronic remittance advice services.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for 2002 and 2001.

NOTE 12—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter
(In thousands, except per share amounts)					Fiscal Year
	First	Second	Third	Fourth
2002:
Total Revenues	$5,386	$5,282	$5,339	$5,737	$21,744
Gross margin	2,273	2,171	2,303	2,498	9,245
Net loss(1)	(2,121)	(4,149)	(630)	(763)	(7,663)
Basic and diluted net loss per share	$(0.25)	$(0.49)	$(0.07)	$(0.09)	$(0.90)
2001:
Total Revenues	$6,422	$5,917	$6,033	$5,563	$23,935
Gross margin	3,103	2,685	2,880	2,546	11,214
Net loss(2)	(2,330)	(2,224)	(2,095)	(9,328)	(15,977)
Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.24)	$(1.09)	$(1.86)

(1)
Includes $1.4 million for restructuring charges in the second quarter.

(2)
Includes $5.8 million for impairment charges in the fourth quarter.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On February 8, 2002, Arthur Andersen LLP (Andersen) resigned as our independent auditors. The decision to accept the resignation of Andersen and to seek new accountants was approved by both the Audit Committee and its Board of Directors.

        Andersen stated that the reason for its resignation was that it was unable to continue to rely on management's representations on certain issues concerning the financial statements because of a disagreement between Andersen and us as to whether certain information concerning the funding of the sale of our dental care business had been timely provided to Andersen. We sold our business to a third party in the quarter ended September 30, 2001. We had recognized $30,000 of revenue previously deferred and a $391,000 gain in connection with the sale of the dental business, which was credited to selling, general and administrative expenses, in our third quarter Form 10-Q. The third party purchaser of our dental business subsequently defaulted under the terms of the sale and we regained possession of the dental business assets and operations. Andersen advised our Audit Committee that the third quarter financial statements for the period ending September 30, 2001 should be restated. In addition, Andersen stated that it believed we had a material weakness in internal controls related to our current lack of a chief financial officer with the appropriate knowledge, experience, and background for a publicly traded entity.

        Our Audit Committee, with the assistance of outside counsel, has conducted and completed an internal investigation related to the issues raised by Andersen in its resignation as our independent auditors, including the accounting treatment of the sale of our dental business. The investigation found no evidence of manipulation on the part of VantageMed or its management, but determined that the issues raised by Andersen were the result of inadequate internal controls. As a result of the investigation, we have instituted certain measures to improve internal controls, and have reversed the gain from the sale of our dental business and restated our financial statements for the third quarter period ending September 30, 2001.

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

PART III

        Certain information required by Part III is omitted from this Report on Form 10-KSB in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held in June of 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement), and certain information included in the Proxy Statement is incorporated herein by reference.

Item 9.  Directors and Executive Officers of the Registrant

  (a)
  Executive Officers—The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

  (b)
  Directors—The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

        The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 10.  Executive Compensation

        The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K

  (a)
  Our Consolidated Financial Statements are included in Part II, Item 8 of this Report. The exhibits below are filed as part of this Report on Form 10-KSB.

Exhibit Number		Exhibit Title
2.1	*	Merger Agreement with Mariner Systems, Inc.
2.2	*	Assignment and Assumption Agreement (Mariner Systems, Inc.) by and between VM1 Acquisition Corp. (Assignor) and VM4 Acquisition Corp. (Assignee).
3.1	*	Form of Registrant's Amended and Restated Form of Certificate of Incorporation.
3.2	*	Form of Registrant's Amended and Restated Bylaws.
4.1	*	Form of Registrant's Specimen Stock Certificate.
10.1	*	Lease Agreement, dated November 1, 1996 between Registrant and Dr. Jun Hasegawa and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust, dated June 8, 1999.
10.2	*	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated January 18, 1999.
10.3	*	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated August 20, 1999.
10.4	*	Employment Agreement dated August 6, 1999 entered into between Registrant and James Seiler.

10.5	*	Secured Convertible Promissory Note, dated October 7, 1999, issued to Friedli Corporate Finance.
10.6	*	Convertible Promissory Note dated October 7, 1999 issued to Friedli Corporate Finance.
10.7	*	Secured Promissory Note, dated January 3, 2000 issued to Friedli Corporate Finance.
10.8	*	Warrant dated August 6, 1999, issued to Pine, Inc.
10.9	*	Warrant dated August 6, 1999, issued to Pine, Inc.
10.10	*	Warrant dated October 7, 1999, issued to Peter Friedli.
10.11	*	Promissory Note dated July 15, 1997, issued to Richard Pendleton.
10.12	*	Consulting Agreement dated July 27, 1998, entered into between Registrant and Peter Friedli.
10.13	*	VantageMed's Amended and Restated 1998 Stock Option/Stock Issuance Plan.
10.14	*	Form of Indemnity Agreement entered into by Registrant with each of its officers and directors.
10.15	*	Non-Exclusive Software License Agreement, dated December 31, 1998 between Registrant and QuadraMed Corporation.
10.16	*	Change in Control Agreement dated July 23, 1998, between Registrant and with Thomas A. McCreery.
10.17	*	Employment Agreement dated April 30, 1998, between Registrant and with Gregory Vap.
10.18	*	Management Employment Agreement dated July 31, 2000, between Registrant and with Joel Harris.
10.19	*	Secured Promissory Note, dated November 3, 2000 and Stock Pledge Agreement issued by Richard W. Pendleton to Registrant.
10.20	*	Amendment 1 to the Management Employment Agreement with Joel Harris dated September 18, 2000.
10.21	*	Amendment 1 to the Management Employment Agreement with James Seiler dated September 18, 2000.
10.22	*	Separation Agreement and Release with James Seiler dated April 19, 2002
10.23	*	Separation Agreement and Mutual General Release of Claims with Joel Harris dated May 13, 2002
10.24	*	Employment Agreement dated August 7, 2002, between VantageMed Corporation and Richard Brooks (previously filed as Exhibit 10.1 to the Form 10-Q filed by VantageMed Corporation on August 14, 2002)
10.25	*	Employment Agreement dated August 7, 2002, between VantageMed Corporation and Gregory B. Hill (previously filed as Exhibit 10.2 to the Form 10-Q filed by VantageMed Corporation on August 14, 2002)
10.26		Employment Agreement dated February 18, 2003, between VantageMed Corporation and Richard Altinger
21.1	*	Subsidiaries
23.1		Consent of Independent Public Accountants
24.4	*	Power of Attorney (included on signature page)
99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed

(b)
Reports on Form 8-K:

        On October 10, 2002, we filed a current report on Form 8-K announcing the appointment of Steve Simpson to and the resignation of John Stevens from our Board of Directors.

Item 14.  Controls and Procedures

Disclosure Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

        There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 31st day of March 2003.

VANTAGEMED CORPORATION
By:	/s/ GREGORY HILL Gregory Hill Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD BROOKS Richard Brooks	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ PETER FRIEDLI Peter Friedli	Director	March 31, 2003
/s/ DAVID PHILIPP David Philipp	Director	March 31, 2003
/s/ STEVE SIMPSON Steve Simpson	Director	March 31, 2003
/s/ DAVE ZABROWSKI Dave Zabrowski	Director	March 31, 2003

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, Richard Brooks, certify that:

1.
I have reviewed this annual report on Form 10-KSB of VantageMed Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD BROOKS Richard Brooks President and Chief Executive Officer (Principal Executive Officer)
Dated: March 31, 2003

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Gregory Hill, certify that:

1.
I have reviewed this annual report on Form 10-KSB of VantageMed Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY HILL Gregory Hill Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 31, 2003

QuickLinks

VantageMed Corporation Index
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholders Matters
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Consolidated Financial Data (In thousands, except per share amounts)
  Item 7. Financial Statements
INDEX TO FINANCIAL STATEMENTS VANTAGEMED CORPORATION
Report of Independent Certified Public Accountants
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (In thousands, except share amounts)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VANTAGEMED CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
  Item 14. Controls and Procedures
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER