Form 10QSB
period 2003-03-31
VANTAGEMED CORP
filed 2003-05-15
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(916) 638-4744

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

We had 8,473,999 common shares outstanding at March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software and systems	$1,220	$1,323
Customer support	2,913	2,945
Electronic services	1,205	1,118
Total revenues	5,338	5,386

Cost of revenues:
Software and systems	520	436
Customer support	1,830	1,923
Electronic services	820	754
Total cost of revenues	3,170	3,113

Total gross margin	2,168	2,273

Operating expenses:
Selling, general and administrative(1)	2,243	2,951
Product development	537	1,142
Depreciation and amortization	242	325
Restructuring	108	—
Stock-based compensation	2	—
Total operating expenses	3,132	4,418
Loss from operations	(964)	(2,145)
Other income (expense):
Interest income	25	76
Interest expense and other, net	(26)	(52)
Total other income (expense), net	(1)	24

Net loss	$(965)	$(2,121)

Basic and diluted net loss per share	$(0.11)	$(0.25)
Weighted-average shares-basic and diluted	8,474	8,536

(1)    Excludes stock-based compensation of $2 for the three months ended March 31, 2003.

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,667	$1,440
Short-term investments	746	1,242
Accounts receivable, net of allowance of $109 in both periods	1,648	1,912
Current portion of notes receivable	67	81
Inventories, net of reserve of $120 and $50, respectively	216	210
Prepaid expenses and other	299	354
Total current assets	4,643	5,239
Long-term investments	799	804
Notes receivable, net of current portion	2	5
Property and equipment, net	597	655
Intangibles, net	3,159	3,261
Total assets	$9,200	$9,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$473	$499
Accounts payable	983	829
Accrued liabilities	2,225	2,248
Customer deposits and deferred revenue	2,940	2,756
Total current liabilities	6,621	6,332
Long-term debt, net of current portion	460	555
Total liabilities	7,081	6,887
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,473,999 shares issued and outstanding in each period	8	8
Additional paid-in capital	72,513	72,511
Accumulated other comprehensive income	33	28
Accumulated deficit	(70,435)	(69,470)
Total stockholders’ equity	2,119	3,077
Total liabilities and stockholders’ equity	$9,200	$9,964

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(965)	$(2,121)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	242	325
Loss on disposal of assets	—	1
Bad debt expense	—	10
Stock-based compensation	2	—
Changes in assets and liabilities:
Accounts receivable	264	377
Inventories	(6)	11
Prepaid expenses and other	55	82
Accounts payable and accrued liabilities	131	(278)
Customer deposits and deferred revenue	184	52

Net cash used for operating activities	(93)	(1,541)

Cash flows from investing activities:
Purchases of property and equipment	(82)	(134)
Proceeds from maturities of investments	506	3,017
Proceeds from notes receivable	17	—
Proceeds from sale of property and equipment	—	17
Net cash provided by investing activities	441	2,900

Cash flows from financing activities:
Payments on long-term debt	(121)	(38)
Net cash used for financing activities	(121)	(38)
Net increase in cash and cash equivalents	227	1,321
Cash and cash equivalents, beginning of period	1,440	2,792
Cash and cash equivalents, end of period	$1,667	$4,113

Supplemental cash flow information:
Cash payments for interest	$20	$31
Liquidation of stock for payment on note receivable
Acquisition of property and equipment under capital lease arrangements	$—	$40

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

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

Risks and uncertainties

We have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  We believe that our cash, short-term and long-term investments are sufficient to meet our cash flow needs through at least March 2004.  See Risk Factors in Part I, Item 2 of this Form 10-QSB for additional information.

Revenue recognition

We generally charge a one-time license fee for the right to use our proprietary software.  The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement.  The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies.  Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution.  The Company does not offer extended payment terms or cancellation provisions.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition” and Staff Accounting Bulletin No. 101 (SAB 101) “Revenue

Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  We also license one of our proprietary software products on a monthly subscription basis.  No long-term commitment is required and the customer can cancel the subscription agreement at any time.  Under the subscription agreement, license fee revenue is recognized ratably over the license period.

Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately.  If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  Upon contract execution, we collect a deposit, which can vary from 0% to 50% based on the customer’s credit profile and previous relationship with us, if any. Revenue is recognized when all of the criteria of SOP 97-2 are met.  Deposits received in advance of revenue recognition are recorded as deferred revenue.

We also provide post-contract support under annual maintenance and support agreements as well as other services including electronic claims processing, electronic statement printing, mailing, data processing and other services provided independently from software licensing activities.  Annual support agreements are billed either annually, quarterly or monthly and all other services are billed as the services are rendered.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Subscription and support fees received in advance of revenue recognition are recorded as deferred revenue.  Revenue from all other services is recognized as the services are rendered.

We offer a limited return provision for 60 days from the date of purchase, for one of our off-the-shelf software products.  Based on historical information available to us based on past sales and returns experience, we are able to reasonably estimate future product returns.  Although not material, we make adequate provision for returns expected on sales made within 60 days of each reporting period.

Software development costs

To date, all of our costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility, evidenced by establishment of a working model, has been immaterial.

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

We assign the following useful lives to our fixed assets-three to five years for office and computer equipment and software and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.  Repair and maintenance costs are expensed as they are incurred.

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Gains or losses on securities sold are based on the specific identification method.

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

Accrued liabilities

Certain of our accrued liabilities are based on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space.  This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

Legal Costs

Legal costs incurred by the Company arising in the normal course of business are expensed as incurred.  Estimated future legal costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

Warranty Costs

We provide a 90-day warranty on proprietary software and services delivered.  No warranty is provided on third-party software or hardware.  Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”

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

Net loss per share

Basic net loss per share is based on weighted average shares outstanding and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any.  As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation.  The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	March 31, 2003	March 31, 2002
Stock options	1,677	1,204
Warrants to purchase common stock	30	43

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130),”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During the three months ended March 31, 2003 and 2002, other comprehensive income consisted of unrealized holding gains on available-for-sale investment securities.

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS No. 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $2,000 for the quarter ended March 31, 2003.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(965)	$(2,121)
Add stock-based compensation expense included in reported net income, net of related tax effects	2	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	(134)
Pro forma net loss	$(1,044)	$(2,255)

Basic and diluted loss per share:
As reported	$(0.11)	$(0.25)
Pro forma	$(0.12)	$(0.26)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three months ended March 31, 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2002
Dividend yield	0%	0%
Risk-free interest rate	3.5%	5.0%
Stock price volatility	223%	130%
Expected life	3.5 years	6 years

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

Recent accounting pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement.  SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability.  Under EITF 94-3, an expense was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 has not had a material impact on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial statements.

NOTE 2 – RESTRUCTURING ACTIVITIES:

In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel.  As of March 31, 2003, all of these employees have been terminated.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  In the second quarter of 2002, we recorded an expense of $1.4 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being consolidated as well as write-downs of property and equipment that would no longer be used.  The components of our 2002 and first quarter 2003 restructuring provisions and activity in the related reserve through March 31, 2003 are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	423	—	427
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003 balance	$—	$479	$—	$479

Lease payments will be made through the end of the lease term (December 2007).

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,235)	$4,276	$(4,194)
Customer lists	5,068	(3,588)	5,068	(3,527)
Other	297	(297)	297	(297)
	$9,641	$(8,120)	$9,641	$(8,018)
Intangible assets not subject to amortization:
Goodwill	$1,638	$—	$1,638	$—

Property and equipment net, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Office and computer equipment	$2,205	$2,163
Furniture and fixtures	219	239
Vehicles	20	20
Leasehold improvements	181	176
	2,625	2,598
Less: accumulated amortization and depreciation	(2,028)	(1,943)
	$597	$655

Depreciation expense was approximately $140,000 and $208,000, for the three month periods ended March 31, 2003 and 2002, respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Accrued payroll and related expenses	$540	$504
State and Local taxes payable	556	533
Restructuring (See Note 2)	479	427
Other	650	784
	$2,225	$2,248

NOTE 4 – LITIGATION AND CONTINGENCIES

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

Plaintiffs purported to represent a class of all persons who purchased our common stock pursuant to our February 15, 2000 IPO.  The Plaintiffs alleged that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that we would be delayed in introducing a new version of our RidgeMark product, and did not state that sales of our eMCee product would be lower than expected.  Plaintiffs also named our underwriters, J.C. Bradford and Advest, Inc., and our prior accountants, Arthur Andersen LLP, as defendants.

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

Following our announcement in February 2002 that our outside auditors at that time, Arthur Andersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the SEC commenced an informal inquiry into our accounting practices with respect to the sale of the dental business.  We are cooperating with the SEC’s inquiry.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals amounted to $111,000 at March 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 5 - SEGMENT REPORTING

We have evaluated our approach for making operating decisions and assessing the performance of our business and have determined that we have three reportable segments:  software and systems, customer support and electronic services.  The software and systems sales group sells and licenses practice management software products to physicians, and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support group provides software, network and hardware support, training, installation services.  The electronic services group provides electronic claims processing, electronic statement printing and mailing and electronic remittance advice services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three months ended March 31, 2003 and 2002.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-QSB entitled “Risk Factors,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement.  Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by VantageMed Corporation in this report and in our other reports filed with the SEC, and available on its website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

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

Our strategy is to continue to expand our customer base primarily through internal growth and possibly through additional acquisitions of established regional healthcare products companies who will sell and support our new software products and services to an existing and expanding customer base. We plan to grow our recurring revenues by increasing our  electronic services product offerings and we expect to generate non-recurring revenues through the migration of our current customers from legacy systems to our Windows-based software products and electronic services, while at the same time continuing to expand both our market penetration and product offerings.

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

	Three Months Ended March 31,
	2003	2002
Recurring	$3,830	$3,725
Non-recurring	1,508	1,661
Total revenues	$5,338	$5,386

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

Since our inception, we have invested approximately $20.8 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of March 31, 2003, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $41 million and $9 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2022 and as of March 31, 2003, have been fully reserved on our balance sheet.

We have acquired companies with technology that enhances our overall product offerings or that contributed to our customer base. Our acquisitions have produced an established distribution channel of regional sales offices nationwide, provided us access to an existing customer base and new product offerings, and helped us to build our management team. We have not completed any acquisitions since 1999.  Currently, our strategic focus is on substantially reducing our cash usage and recurring operating losses.  On June 10, 2002, we initiated a comprehensive restructuring plan that included a re-evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of approximately 30% of our total workforce at that time.  See Note 2 to our Consolidated Financial Statements included in this Form 10-QSB.

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

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Revenues:
Software and systems	22.9%	24.6%
Customer support	54.6	54.7
Electronic services	22.6	20.8
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	9.7	8.1
Customer support	34.3	35.7
Electronic services	15.4	14.0
Total cost of revenues	59.4	57.8
Total gross margin	40.6	42.2
Operating expenses:
Selling, general and administrative	42.0	54.8
Product development	10.1	21.2
Depreciation and amortization	4.5	6.0
Stock-based compensation	—	—
Restructuring	2.0	—
Total operating expenses	58.6	82.0
Loss from operations	(18.0)	(39.8)
Interest and other income (expense), net	—	0.4
Net loss	(18.0% )	(39.4% )

Results of Operations for the three months ended March 31, 2003 compared to the three months ended

March 31, 2002

Revenues. Total revenues for the three month period ended March 31, 2003 were $5.3 million compared to $5.4 million for the three months ended March 31, 2002, a decrease of $48,000.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $153,000, or 9.2%, from $1.7 million for the three months ended March 31, 2002 to $1.5 million for the three months ended March 31, 2003.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) increased $105,000, or 2.8%. from $3.7 million to $3.8 million for the three months ended March 31, 2002 and 2003, respectively.

Software and Systems. Software and systems revenues decreased  $103,000, or 7.8%, from $1.3 million to $1.2 million for the three months ended March 31, 2002 to 2003, respectively.  The decrease in software and systems revenues was due to our phasing out of legacy system sales as we pursue an aggressive migration strategy toward our Windows-based products.  Sales of new systems were also unfavorably affected by the economic environment and the war.

Approximately 14.5% of our first quarter 2003 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 21.8% for the first quarter of 2002. We expect this percentage to continue to decrease as we migrate our legacy customer base to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  A significant portion of our customer support revenues are considered to be recurring in nature and have not fluctuated significantly from period to period.  Customer support revenues were flat for the periods ended March 31, 2003 and 2002 at $2.9 million.  The $32,000, or 1.1%, decrease is primarily due to a $50,000 decrease in installation, data conversion and installation revenues commensurate with the decrease in revenues associated with the sale and installation of software and systems (both components of our nonrecurring revenues).

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues increased $87,000, or 7.8%, from $1.1 million to $1.2 million for the periods ended March 31, 2002 and 2003, respectively.  These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

Cost of Revenues. Total cost of revenues increased $57,000, or 1.8%, from $3.1 million to $3.2 million for the three months ended March 31, 2002 and 2003, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 42.2% to 40.6%.  This decrease in our gross margin percentage was primarily due to the decrease in proprietary software and systems sales which typically carry higher gross margins.  This decrease was partially offset by the cost savings we realized through a reduction in customer support personnel in June 2002 when we centralized customer support operations for our core Windows-based products. The increase in absolute dollars from the first quarter of 2002 is primarily due to an increase in electronic services revenues and related costs.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $84,000, or 19.3%, from $436,000 to $520,000 for the three months ended March 31, 2002 and 2003, respectively.  Gross margin on software and systems decreased from 67.0% to 57.4%.  This decrease in gross margin is primarily attributed to the mix of products sold.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $93,000, or 4.8%, for the three months ended March 31, 2002 and 2003, respectively.  Gross margin on customer support increased from 34.7% to 37.2% in 2002.  This increase was due to cost reductions realized in June 2002 when we implemented a reduction in headcount and began to centralize customer support operations for our Windows-based products.  This increase was partially offset by a decrease in gross margin due to a decrease in non-recurring revenues which have higher gross margins as well as the re-deployment of certain employees from product development to customer services activities to enhance the overall quality of customer support services.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Customer support and electronic services cost of revenue increased $66,000, or 8.8%, from the three months ended March 31, 2002 to 2003, respectively.  Gross margin on electronic services decreased from 32.6% to 32.0%.  This decline in gross margin was primarily due to revenue growth of certain services that have lower gross margin percentages.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $708,000, or 24.0%, from $3.0 million, or 54.8% of revenues, to $2.2 million, or 42.0% of revenues, for the three months ended March 31, 2002 and 2003, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of our restructuring plan announced in June 2002.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture.  As a result, product development expenses decreased $605,000, or 53.0%, from $1.1 million, or 21.2% of revenues to $537,000, or 10.1% of revenues, for the three months ended March 31, 2002 and 2003, respectively.  Our restructuring plan included a reduction in headcount as well as the closure of our development facility in Boulder, Colorado.  Additionally, certain employees were re-deployed from product development to customer services activities to enhance the overall quality of customer support services.

Depreciation and Amortization. Depreciation is expense recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $68,000, or 32.7%, from the three months ended March 31, 2002 to 2003, primarily due to certain fixed assets that became fully depreciated during 2002.  To a lesser extent, the fixed assets written off in connection with our June 2002 restructuring had an impact on the decrease.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $15,000, or 12.8%, for the three months ended March 31, 2002 to 2003, primarily due to certain assets that became fully depreciated during 2002.

Restructuring.  In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, a consolidation of certain operating facilities and a reduction in personnel by approximately 30% of our workforce at that time.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  The components of our 2002 and first quarter 2003 restructuring provisions and activity in the related reserve through March 31, 2003 are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	423	—	427
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003 balance	$—	$479	$—	$479

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $2,000 for the quarter ended March 31, 2003.

Interest and Other Income (Expense), Net.  Interest income decreased $51,000, or 67.19% from the three months ended March 31, 2002 to 2003, respectively, primarily due to a $4.6 million, or 58.7%, decrease in our cash and investment balances from March 31, 2002 to March 31, 2003.  To a lesser extent, a decrease in interest rates contributed to the decrease in interest income.  Interest expense and other, net increased $26,000 from the three months ended March 31, 2002.

Income Taxes. We did not record a provision for income taxes in the first quarters of 2002 or 2003, as we did not generate book or taxable income.  At March 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that expire in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.  We enter into license agreements with customers, which allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition” and Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately.  If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered.  Provisions for product returns and product warranties are estimated based on historical experiences and are evaluated regularly.

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

Income taxes.  We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.  This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability.  As of March 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Stock-based compensation.  We are required to determine the fair value of options to purchase our common stock and recognized that expense over the vesting period of these options.  We estimate the fair market value of these options using the Black-Scholes model, which requires us to estimate the volatility of our stock, an appropriate risk-free interest rate and the expected life of the stock option.  The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $2,000 for the quarter ended March 31, 2003.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $93,000 for the three months ended March 31, 2003 compared to $1.5 million for the three months ended March 31, 2002.  In 2003, net loss excluding depreciation and amortization and stock-based compensation expense was $721,000.  An increase in collection of accounts receivable provided cash of $264,000 and in increase in customer deposits and deferred revenue provided cash of $184,000.  A decrease in prepaid expenses and an increase in accounts payable and accrued expenses provided $55,000 and $131,000 of cash, respectively.  In the three months ended March 31, 2002 our net loss excluding depreciation and amortization expense was $1.8 million.  A decrease in accounts payable and accrued liabilities used $278,000 of cash.  These uses of cash were partially offset by a decrease in accounts receivable of $377,000 .

Investing activities provided $441,000 of cash in the three months ended March 31, 2003 and $2.9 million in the three months ended March 31, 2002.  In both periods, net proceeds from the sale of investments provided substantially all of the cash.  These sources of cash were partially offset by capital expenditures of $82,000 and $134,000 in the three months ended March 31, 2003 and 2002, respectively.

Net cash used in financing activities was $121,000 and $38,000 in the three months ended March 31, 2003 and 2002, respectively.  In both years, payments on debt were the reason for the use of cash.

At March 31, 2003, we had a negative working capital position, and had negative cash flow (including investments) during the quarter.  We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce, at that time.  The restructuring efforts are substantially complete.  These actions have reduced our monthly cash usage and we expect to make additional expense reductions that will further decrease our monthly cash usage.

At March 31, 2003, we had $3.2 million of cash, short and long-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least March 2004.  However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At March 31, 2003 we had $654,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 3.90% to 11.98%.  In addition, we had $279,000 under lease agreements for  computers and office equipment accounted for as capital leases.  These leases mature from April 2003 to November 2005 and many of them include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At March 31, 2002, we had $943,000 million in assumed debt or promissory notes issued in connection with acquisitions and $448,000,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007.  We are actively seeking to sublease the space we have leased in Boulder, Colorado.  This lease expires in July 2007 and the property was vacated by us in June 2002.

Our other contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002 as described in our Form 10-KSB.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement.  SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability.  Under EITF 94-3, an expense was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial statements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that forward-looking statements involve risks and uncertainties.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

We are subject to various risk factors, many of which are outside of our control, that could cause our actual results to differ from those expressed in forward looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to expected future operating results and future financial conditions or statements expressing general optimism about future operating results, are forward looking statements. The following are the important factors that may cause actual results to differ from those expressed in such forward looking statements.

Risks Associated with our Business

Our Stock Has Been Delisted From The NASDAQ National Market

On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00.  As a result, our stock now trades on the OTC Bulletin Board.  Stockholders may have difficulty buying and selling our stock on the OTC.  Since the OTC is broker driven marketplace, we are dependent on professional market makers to facilitate trading of our stock on the OTC.  If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities.  In addition, because the market price for our stock remains below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company’s securities.  As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.

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

Our Restructuring Plan May Not Be Successful

During the second quarter of 2002, we developed and implemented a restructuring plan aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  The restructuring plan included reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company’s total workforce.  There can be no assurances that our reduction in force will not restrict our ability to increase sales, execute our product development and customer support strategies or achieve profitability.

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of March 31, 2003, our accumulated deficit was $70.5 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

We expect our cash and other current resources to sustain us through at least March 2004.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond March 2004.

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

If We Fail To Generate New Sales Of Our Windows-Based Products Or Migrate Our Existing Customer Base To Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

Our financial success depends upon our ability to generate new system sales and to migrate our existing customer base to our Windows-based products in order to maintain our recurring revenues. To this end, we focus our marketing efforts on migrating our customers from legacy to Windows-based products and on increasing the use of our electronic services products.  If existing customers fail to upgrade or migrate to our newer systems, we may lose the customer and the associated recurring revenues to attrition or to competition which would have a significant impact on our ability to  achieve profitability in the near term or at all.

If The Definition And Adoption Of Electronic Transactions In The Healthcare Information Technology Industry Sector Grows At A Slow Pace, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability From Electronic Services

Our current services and anticipated future services are dependent on the use and growth of  electronic transaction processing.  To the extent that the HIPAA transactions are not defined and adopted and do not further penetrate the healthcare information technology industry, our ability to realize revenue from electronic services will be limited and we may not be able to increase our revenues.

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

We Rely on Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing and Quality Assurance

We rely on third parties to provide services that are critical to our business.  For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers.  We also outsource some of our hardware maintenance services.  Our reliance on these third parties involves a number of risks, including, but not limited to:

•                  reduced control over delivery schedules and quality assurance;

•                  lack of guaranteed production capacity or product supply; and

•                  dependence on external resources to implement HIPAA transaction standards.

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

We base our expense levels in part upon our expectations concerning future revenues, and these expense levels are relatively fixed in the short term. If we have lower revenues, we may not be able to make corresponding reductions in our spending in the short term. Any shortfall in revenues would have a direct impact on our results of operations. Fluctuations in our quarterly results or the failure to meet analysts’ expectations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as WebMD Corporation, VitalWorks, Inc., PracticeWorks, Inc., Misys Healthcare Systems, McKessonHBOC, Quality Systems, Inc., Millbrook Corporation, Dentrix Dental Systems, Inc., and ProxyMed.  Additionally, within each regional market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

If There Is A Delay In The Release Of Our Products and If We Fail To Respond To The Rapidly Changing Technology That Characterizes Our Market, Our Products May Be Rendered Obsolete, We May Lose Our Market Opportunity And Fail To Achieve Or Sustain Profitability

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

Federal regulations under HIPAA governing the confidentiality and integrity of PHI transmitted electronically are complex and are evolving rapidly. Any failure on our part to comply with current or future regulations could subject us to severe legal and financial liability.  Such failures could also cause harm to our business reputation and a significant loss of customers.

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

PART II

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

Plaintiffs purported to represent a class of all persons who purchased our common stock pursuant to our February 15, 2000 IPO.  The Plaintiffs alleged that the prospectus pursuant to which the IPO was effected contained materially false and misleading statements and it did not state that we would be delayed in introducing a new version of our RidgeMark product, and did not state that sales of our eMCee product would be lower than expected.  Plaintiffs also named our underwriters, J.C. Bradford and Advest, Inc., and our prior accountants, Arthur Andersen LLP, as defendants.

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

Following our announcement in February 2002 that our outside auditors at that time, Arthur Andersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the SEC commenced an informal inquiry into our accounting practices with respect to the sale of the dental business.  We are cooperating with the SEC’s inquiry.

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

Item 2.  Changes in Securities

VantageMed’s common stock was listed on the NASDAQ National Market under the symbol VMDC from February 15, 2000 (the date of our initial public offering) through April 17, 2002.  On April 18, 2002, in connection with the late filing of our Annual Report on Form 10-K for the year ended December 31, 2001, the ticker symbol for our common stock changed to VMDCE and on September 24, 2002, our securities were delisted for failure to comply with the minimum bid price per share ($1.00) requirement.  Our securities currently trade on the OTC Bulletin Board under the ticker symbol VMDC.OB.

We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

Following our announcement in February 2002 that our independent accountants at that time, ArthurAndersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the Securities and Exchange Commission commenced an informal inquiry into our accounting practices with respect to the sale of the dental business.  We are cooperating with the SEC’s inquiry.

Item 6.  Exhibits and Reports on Form 8-K

On April 14, 2003, we filed a current report on Form 8-K announcing the resignation of Gregory B. Hill as Chief Financial officer and the appointment of Liesel Loesch, our Corporate Controller, as interim Chief Financial Officer.

On May 9, 2003, we filed a current report on Form 8-K with our press release reporting our results of operations for the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2003

VantageMed Corporation

By:	/s/ Liesel Loesch	By:	/s/ Richard M. Brooks
	Liesel Loesch		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer and Chairman of the Board

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

I, Richard Brooks, certify that:

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard M. Brooks
Richard M. Brooks
President and Chief Executive Officer

Dated: May 15, 2003

CERTIFICATION OF

PRINCIPAL FINANCIAL OFFICER

I, Liesel Loesch, certify that:

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Liesel Loesch
Liesel Loesch
Chief Financial Officer

Dated: May 15, 2003