Form 10QSB
period 2003-06-30
VANTAGEMED CORP
filed 2003-08-14
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

We had 8,410,281 common shares outstanding at June 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Jun. 30 2003	Jun. 30 2002	Jun. 30 2003	Jun 30 2002
Revenues:
Software and systems	$1,139	$1,174	$2,359	$2,497
Customer support	2,890	2,973	5,803	5,918
Electronic services	1,199	1,135	2,404	2,253
Total revenues	5,228	5,282	10,566	10,668

Cost of revenues:
Software and systems	533	393	1,053	829
Customer support	1,724	1,977	3,554	3,900
Electronic services	790	741	1,610	1,495
Total cost of revenues	3,047	3,111	6,217	6,224

Total gross margin	2,181	2,171	4,349	4,444

Operating expenses:
Selling, general and administrative (1)	2,087	3,751	4,330	6,702
Product development	607	878	1,144	2,020
Depreciation and amortization	220	319	462	644
Stock-based compensation	3	—	5	—
Restructuring charges	—	1,379	108	1,379
Total operating costs and expenses	2,917	6,327	6,049	10,745
Loss from operations	(736)	(4,156)	(1,700)	(6,301)
Interest and other income (expense):
Interest income	30	57	55	115
Interest and other expense	(20)	(50)	(46)	(84)
Total interest and other income (expense), net	10	7	9	31

Net loss	$(726)	$(4,149)	$(1,691)	$(6,270)
Basic and diluted net loss per share	$(0.09)	$(0.49)	$(0.20)	$(0.74)

Weighted-average shares-basic and diluted	8,468	8,487	8,471	8,512

(1)                                  Excludes stock-based compensation of $3k and $5k for the three and six months ended June 30, 2003, respectively.

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,827	$1,440
Short-term investments	—	1,242
Accounts receivable, net of allowance of $79 and $171, respectively	1,402	1,912
Current portion of notes receivable	66	81
Inventories, net	378	210
Prepaid expenses and other	537	354
Total current assets	4,210	5,239
Long-term investments	792	804
Notes receivable, net of current portion	—	5
Property and equipment, net	543	655
Other assets	22	—
Intangibles, net	3,056	3,261
Total assets	$8,623	$9,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$638	$499
Accounts payable	1,164	829
Accrued liabilities	2,132	2,248
Customer deposits and deferred revenue	2,899	2,756
Total current liabilities	6,833	6,332
Long-term debt, net of current portion	365	555
Total liabilities	7,198	6,887

Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,281 and 8,473,999 shares issued and outstanding at June 30, 2003 and December 31, 2002	8	8
Additional paid-in capital	72,548	72,511
Accumulated other comprehensive income	30	28
Accumulated deficit	(71,161)	(69,470)
Total stockholders’ equity	1,425	3,077
Total liabilities and stockholders’ equity	$8,623	$9,964

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,691)	$(6,270)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	462	644
Loss on disposal of property, plant and equipment	—	103
Bad debt expense	—	24
Stock-based compensation	5	—
Changes in assets and liabilities -
Accounts receivable	510	417
Inventories, net	(168)	(31)
Prepaid expenses and other	32	106

Accounts payable and accrued liabilities	219	596
Customer deposits and deferred revenue	143	(18)
Net cash used for operating activities	(488)	(4,429)
Cash flows from investing activities:
Purchases of property and equipment	(145)	(66)
Proceeds from maturity of investments	1,256	3,579
Repayment of notes receivable	20	73
Net cash provided by investing activities	1,131	3,586
Cash flows from financing activities:
Principal payments on long-term debt	(256)	(240)
Net cash used for financing activities	(256)	(240)
Net increase (decrease) in cash and cash equivalents	387	(1,083)
Cash and cash equivalents, beginning of period	1,440	2,792
Cash and cash equivalents, end of period	$1,827	$1,709

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995 and on April 9, 1997 we reincorporated in Delaware.  In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million.  VantageMed is a diversified healthcare information systems supplier headquartered in Sacramento, California with regional offices in Alabama, Arkansas, California, Hawaii, Massachusetts, Michigan, Missouri, New Jersey, North Carolina, Pennsylvania, Texas and Washington.  We develop, sell, install and support software products and services that assist physicians, dentists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

Basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of VantageMed Corporation and the accounts of our subsidiaries after elimination of intercompany balances and transactions.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Risks and uncertainties

We have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast and planned operating expenditures we believe that our cash, short-term and long-term investments are sufficient to meet our cash flow needs through at least June 2004.  See Risk Factors in Part I, Item 2 of this Form 10-QSB for additional information.

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

Long-lived assets

For certain long-lived assets, primarily property and equipment and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Property and Equipment

We assign the following useful lives to our property and equipment—three to five years for office and computer equipment and software and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.  Repair and maintenance costs are expensed as they are incurred.

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

Financial instruments

The fair values of financial instruments are the amounts at which the instruments could be exchanged in a current transaction between willing parties. We estimate that the carrying amounts of the financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.   The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments.  The carrying amounts of short-term and long-term debt are also considered to approximate fair values based upon current interest rates.

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

Income taxes

We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

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

	June 30, 2003	June 30, 2002
Stock options	1,650	1,167
Warrants to purchase common stock	130	143

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130),”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During the three and six months ended June 30, 2003 and 2002, other comprehensive income consisted of unrealized holding gains on available-for-sale investment securities and totaled $729,000 and $1,689,000, respectively.  During the three and six months ended June 30, 2002, other comprehensive income consisted of unrealized holding gains on available-for-sale investment securities and totaled $4.2 million and $6.3 million, respectively.

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”   In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS No. 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $5,000 for the six months ended June 30, 2003.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	$(726)	$(4,149)	$(1,691)	$(6,270)
Add stock-based compensation expense included in reported net loss, net of related tax effects	3	—	5	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83)	(153)	(164)	(287)
Pro forma net loss	$(806)	$(4,302)	$(1,850)	$(6,557)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.49)	$(0.20)	$(0.74)
Pro forma	$(0.10)	$(0.51)	$(0.22)	$(0.77)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three and six months ended June 30, 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.5%	5.0%	3.5%	5.0%
Stock price volatility	223%	130%	223%	130%
Expected life	3.5 years	6 years	3.5 years	6 years

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our financial position or results of operations.

NOTE 2 – RESTRUCTURING ACTIVITIES:

In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel.  As of March 31, 2003, all of these employees had been terminated.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  In the second quarter of 2002, we recorded an expense of $1.4 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being consolidated as well as write-downs of property and equipment that would no longer be used.

The components of our 2002 and first quarter 2003 restructuring provisions and activity in the related reserve through June 30, 2003 are as follows (in thousands):

	Severance	Leased Facilities	Property and Equipment	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	423	—	427
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003 balance	$—	$479	$—	$479
Cash payments	—	(51)	—	(51)
June 30, 2003 balance	$—	$428	$—	$428

Lease payments will be made through the end of the lease term (December 2007).

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	(4,275)	$4,276	$(4,194)
Customer lists	5,068	(3,651)	5,068	(3,527)
Other	297	(297)	297	(297)
	$9,641	$(8,223)	$9,641	$(8,018)
Intangible assets not subject to amortization:
Goodwill	$1,638	$—	$1,638	$—

Property and equipment net, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Office and computer equipment	$2,267	$2,163
Furniture and fixtures	219	239
Vehicles	20	20
Leasehold improvements	182	176
	2,688	2,598
Less: accumulated amortization and depreciation	(2,145)	(1,943)
	$543	$655

Depreciation expense was approximately $117,000 and $202,000, for the three month periods ended June 30, 2003 and 2002, respectively and was approximately $258,000 and $410,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Accrued payroll and related expenses	$514	$504
State and local taxes payable	568	533
Restructuring (See Note 2)	428	427
Other	622	784
	$2,132	$2,248

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

We believed these actions were without merit and defended ourselves against them vigorously.  However, to avoid the costs and uncertainties of further litigation, we entered into a memorandum of understanding to settle the litigation.  The court approved the settlement in July 2002.  Under the terms of the settlement, all claims against us and all other defendants were dismissed without admission of liability or wrongdoing.  The shareholder class received a cash payment of $2.5 million, of which VantageMed paid $1.3 million in December 2001, representing our portion of the settlement.

Following our announcement in February 2002 that our outside auditors at that time, Arthur Andersen, had resigned due to its disagreement with our accounting for the sale of our dental business, the staff of the SEC commenced an informal inquiry into our accounting practices with respect to the sale of the dental business.  We are cooperating with the SEC’s inquiry.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals amounted to $101,000 at June 30, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 5 – GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification.  FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications.  The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financials statements or interim or annual periods ending after December 15, 2002.  The adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on our financial position or results of operations.  The following is a summary of the agreements that we believe are within the scope of FIN 45:

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at VantageMed’s request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  We have no liabilities recorded for these agreements as of June 30, 2003.

We include standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we warrant that the product provided to the licensee does not infringe upon or violate any patent, copyright, trade secret or any other proprietary right of any third party.  The term of this indemnification clause is generally perpetual.  In the event of an infringement claim against VantageMed or an indemnified party is successful, we, at our sole option, agree to do one of the following: (i) obtain for the licensee the right to continue use of the software; (ii) replace or modify the product to make it non-infringing; or (iii) terminate the agreement and refund to the licensee the residual value of the software license fees paid by the licensees for the infringing software.  We believe the estimated fair value of these agreements is minimal.  We have no liabilities recorded for these agreements as of June 30, 2003.

We generally provide a 90-day warranty on proprietary software and services delivered.  No warranty is provided on third-party software or hardware.  Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically and provisions are made for the estimated cost of product warranties based on our historical experience.

NOTE 6 – WARRANTS

In June 2003, we issued warrants to purchase 100,000 shares of our common stock in connection with a consulting arrangement.  The cost of the warrants was estimated to be $33,000 using a Black-Scholes pricing model and will be amortized to expense over the three year term of the arrangement.

NOTE 7 – SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and six months ended June 30, 2003 and 2002.

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

Our revenues include both recurring and non-recurring revenue streams. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services.  We consider our non-recurring revenues to be revenues generated from sales of software and systems and related training, data conversion and installation services that can vary significantly from period to period depending on market conditions and our ability to sell our products.  Over time, we believe that recurring revenues will continue to represent a significant portion of our overall revenues. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Recurring	$3,766	$3,782	$7,596	$7,508
Non-recurring	1,462	1,500	2,970	3,160
Total revenues	$5,228	$5,282	$10,566	$10,668

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

Since our inception, we have invested approximately $21.4 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of June 30, 2003, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $41 million and $9 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2022 and as of June 30, 2003, have been fully reserved on our balance sheet.

We have acquired companies with technology that enhances our overall product offerings or that contributed to our customer base.  Our acquisitions have produced an established distribution channel of regional sales offices nationwide, provided us access to an existing customer base and new product offerings, and helped us to build our management team. We have not completed any acquisitions since 1999.  Currently, our strategic focus is on substantially reducing our cash usage and recurring operating losses.  On June 10, 2002, we initiated a comprehensive restructuring plan that included a re-evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of approximately 30% of our total workforce at that time.  See Note 2 to our Unaudited Condensed Consolidated Financial Statements included in this Form 10-QSB.

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

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Software and systems	21.8%	22.2%	22.3%	23.4%
Customer support	55.3	56.3	54.9	55.5
Electronic services	22.9	21.5	22.8	21.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	10.2	7.4	10.0	7.8
Customer support	33.0	37.5	33.6	36.7
Electronic services	15.1	14.0	15.2	14.0
Total cost of revenues	58.3	58.9	58.8	58.3
Total gross margin	41.7	41.1	41.2	41.7
Operating expenses:
Selling, general and administrative	39.9	71.0	41.0	62.8
Product development	11.6	16.6	10.8	18.9
Depreciation and amortization	4.2	6.0	4.4	6.0
Stock-based compensation	0.1	—	—	—
Restructuring	—	26.1	1.0	12.9
Total operating expenses	55.8	119.7	57.2	100.6
Loss from operations	(14.1)	(78.5)	(16.0)	(59.0)
Interest and other income (expense), net	0.2	0.1	0.1	0.3
Net loss	(13.9)%	(78.4)%	(15.9)%	(58.7)%

Results of Operations for the three months ended June 30, 2003 compared to the three months ended June 30,  2002

Revenues. Total revenues for the three month period ended June 30, 2003 were $5.2 million compared to $5.3 million for the three months ended June 30, 2002, a decrease of $54,000, or 1.0%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $38,000 and were $1.5 million for each of the three months ended June 30, 2003 and 2002.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $16,000 and were $3.8 million for each of the three months ended June 30, 2003 and 2002, respectively.

Software and Systems. Software and systems revenues decreased  $35,000, or 3.0%, from $1.2 million to $1.1 million for the three months ended June 30, 2003 to 2002, respectively.

Approximately 17% of our second quarter 2003 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 16% for the second quarter of 2002. We expect this percentage will   decline as we migrate additional legacy customers  to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  A significant portion of our customer support revenues is considered to be recurring in nature and has not fluctuated significantly from period to period.  Customer support revenues decreased $83,000, or 2.8%, to $2.9 million from $3.0 million for the three months ended June 30, 2003 and 2002, respectively.  The decrease is primarily due to a decrease in revenues associated with hardware maintenance contracts and billing services.  These decreases were partially offset by an increase in revenues from software maintenance contracts.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues increased $64,000, or 5.7%, to $1.2 million from $1.1 million for the periods ended June 30, 2003 and 2002, respectively.

Cost of Revenues. Total cost of revenues decreased $64,000, or 2.1%, to $3.0 million from $3.1 million for the three months ended June 30, 2003 and 2002, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) increased slightly to 41.7% from 41.1%.  This improvement in our gross margin percentage was primarily due to a $253,000 decrease in customer support costs realized through a reduction in customer support personnel in June 2002 when we centralized customer support operations for our core Windows-based products.  The decrease in costs was partially offset by an increase in costs associated with third party software we install with our systems.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $140,000, or 35.6%, to $533,000 from $393,000 for the three months ended June 30, 2003 and 2002, respectively.  Gross margin on software and systems decreased to 53.2% from 66.5%.  This increase in cost was primarily due to a one-time accrual for the  licensing of a third party software application.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $253,000, or 12.8%, for the three months ended June 30, 2003 and 2002, respectively.  Gross margin on customer support increased to 40.3% from 33.5%.  This improvement was due to cost reductions realized in June 2002 when we implemented a reduction in headcount and began to centralize customer support operations for our Windows-based products.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Customer support and electronic services cost of revenue increased $49,000, or 6.6%, from the three months ended June 30, 2002 to 2003.  Gross margin on electronic services decreased to 34.1% from 34.7%.  The increase in absolute dollars is consistent with the increase in revenues from electronic services.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $1.7 million, or 44.4%, to $2.1 million, or 39.9% of revenues, from $3.8 million, or 71.0% of revenues, for the three months ended June 30, 2003 and 2002, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of our restructuring plan announced in June 2002.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture.  As a result, product development expenses decreased $271,000, or 30.9%, to $607,000, or 11.6% of revenues, from $878,000, or 16.6% of revenues, for the three months ended June 30, 2003 and 2002, respectively.  Our restructuring plan included a reduction in headcount as well as the closure of our development facility in Boulder, Colorado.  Additionally, certain employees were re-deployed from product development to customer services activities to enhance the overall quality of customer support services.

Depreciation and Amortization. Depreciation is expense recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $85,000, or 42.1%, to $117,000 from $202,000 for the three months ended June 30, 2003 and 2002, respectively, primarily due to certain property and equipment that became fully depreciated during 2002.  To a lesser extent, the property and equipment written off in connection with our June 2002 restructuring had an impact on the decrease.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $14,000, or 12.0%, to $103,000 from $117,000 for the three months ended June 30, 2003 to 2002, respectively, primarily due to certain assets that became fully depreciated during 2002.

Restructuring.  In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, a consolidation of certain operating facilities and a reduction in personnel by approximately 30% of our workforce at that time.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  The components of our 2002 and first half 2003 restructuring provisions and activity in the related reserve through June 30, 2003 are as follows (in thousands):

	Severance	Leased Facilities	Property and Equipment	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	423	—	427
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003 balance	$—	$479	$—	$479
Cash payments	—	(51)	—	(51)
June 30, 2003 balance	$—	$428	$—	$428

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $3,000 for the three months ended June 30, 2003.

Interest and Other Income (Expense), Net.  Interest income decreased $27,000, or 47.4% from the three months ended June 30, 2002 to 2003 primarily due to a $2.2 million, or 45.7%, decrease in our cash and investment balances from June 30, 2003 to 2002.  To a lesser extent, a decrease in interest rates contributed to the decrease in interest income.  Interest expense and other, net decreased $30,000, or 60.0% due to a reclassification of  costs associated with one of our lease arrangements.

Income Taxes. We did not record a provision for income taxes in the first half of 2003 or 2002, as we did not generate book or taxable income.  At June 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that expire in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenues. Total revenues for the six month period ended June 30, 2003 were $10.6 million compared to $10.7 million for the six months ended June 30, 2002, a decrease of $102,000, or 1.0%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $190,000 to $3.0 million from $3.2 million for the six months ended June 30, 2003 and 2002, respectively.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) increased $88,000 to $7.6 million from $7.5 million for the six months ended June 30, 2003 and 2002, respectively.

Software and Systems. Software and systems revenues decreased  $138,000, or 5.5%, to $2.4 million from $2.5 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease in software and systems revenues was primarily due to our phasing out of legacy system sales as we pursue a migration strategy toward our Windows-based products.   Sales of new systems were also unfavorably affected by the economic environment.

Approximately 16% of our first half 2003 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 21.7% for the first half of 2002. We expect this percentage to decrease as we migrate additional legacy customers to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  A significant portion of our customer support revenues is considered to be recurring in nature and has not fluctuated significantly from period to period.  Customer support revenues decreased $115,000, or 1.9%, to $5.8 million from $5.9 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease is primarily due to a decrease in revenues associated with hardware maintenance contracts that was partially offset by an increase in revenues from software maintenance contracts.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues increased $151,000, or 6.7%, to $2.4 million from $2.3 million for the six months ended June 30, 2003 and 2002, respectively.  These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

Cost of Revenues. Total cost of revenues decreased $7,000, or 0.1%, and was $6.2 million for each of the six months ended  June 30, 2003 and 2002, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased slightly to 41.2% from 41.7%.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $224,000, or 27.0%, to $1.1 million from $829,000 for the six months ended June 30, 2003 and 2002, respectively.  Gross margin on software and systems decreased to 55.4% from 66.8%.

This increase in cost was primarily due to a one-time accrual for the  licensing of a third party software application .

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $346,000, or 8.9%, for the six months ended June 30, 2003 and 2002, respectively.  Gross margin on customer support increased to 38.8% from 34.1%.  This increase was due to cost reductions realized in June 2002 when we implemented a reduction in headcount and began to centralize customer support operations for our Windows-based products.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Customer support and electronic services cost of revenue increased $115,000, or 7.7%, from the six months ended June 30, 2003 to 2002, respectively.  Gross margin on electronic services decreased to 33.0% from 33.6%.  The increase in absolute dollars is consistent with the increase in revenues from electronic services.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $2.4 million, or 35.4%, to $4.3 million, or 41.0% of revenues, from $6.7 million, or 62.8% of revenues, for the six months ended June 30, 2003 and 2002, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of our restructuring plan announced in June 2002.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture.  As a result, product development expenses decreased $876,000, or 43.4%, to $1.1 million, or 10.8% of revenues, to $2.0 million, or 18.9% of revenues, for the six months ended June 30, 2003 and 2002, respectively.  Our restructuring plan included a reduction in headcount as well as the closure of our development facility in Boulder, Colorado.  Additionally, certain employees were re-deployed from product development to customer services activities to enhance the overall quality of customer support services.

Depreciation and Amortization. Depreciation is expense recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $153,000, or 37.1%, from the six months ended June 30, 2002 to 2003, primarily due to certain property and equipment that became fully depreciated during 2002.  To a lesser extent, the property and equipment written off in connection with our June 2002 restructuring had an impact on the decrease.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $29,000, or 12.4%, for the six months ended June 30, 2003 to 2002, primarily due to certain assets that became fully depreciated during 2002.

Restructuring.  In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, a consolidation of certain operating facilities and a reduction in personnel by approximately 30% of our workforce at that time.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  The components of our 2002 and first half 2003 restructuring provisions and activity in the related reserve through June 30, 2003 are as follows (in thousands):

	Severance	Leased Facilities	Property and Equipment	Total
2002 provision	$733	$534	$98	$1,365
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	423	—	427
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003 balance	$—	$479	$—	$479
Cash payments	—	(51)	—	(51)
June 30, 2003 balance	$—	$428	$—	$428

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $5,000 for the six months ended June 30, 2003.

Interest and Other Income (Expense), Net.  Interest income decreased $60,000, or 52.2% from the six months ended June 30, 2002 to 2003 primarily due to a $2.2 million, or 45.7%, decrease in our cash and investment balances from June 30, 2003 to 2002.  To a lesser extent, a decrease in interest rates contributed to the decrease in interest income.  Interest expense and other, net decreased $38,000, or 45.2% due to a reclassification of  costs associated with one of our lease arrangements.

Income Taxes. We did not record a provision for income taxes in the first half of 2003 or 2002, as we did not generate book or taxable income.  At June 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that expire in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.  We enter into license agreements with customers, that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition” and Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately.  If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered.  Provisions for product returns and product warranties are estimated based on historical experiences and are evaluated regularly.

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

Long-lived Assets.  For certain long-lived assets, primarily property and equipment and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

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

Income taxes.  We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.   This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability.  As of June 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Stock-based compensation.  We are required to determine the fair value of options to purchase our common stock and recognized that expense over the vesting period of these options.  We estimate the fair market value of these options using the Black-Scholes model, which requires us to estimate the volatility of our stock, an appropriate risk-free interest rate and the expected life of the stock option.  The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $5,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $488,000 for the six months ended June 30, 2003 compared to $4.4 million for the six months ended June 30, 2002.  In 2003, net loss excluding depreciation and amortization and stock-based compensation expense was $1.2 million.  A decrease in accounts receivable provided cash of $510,000 and an increase in accounts payable and accrued liabilities and customer deposits and deferred revenue provided cash of $361,000.  An increase in inventories used cash of $168,000.  In the six months ended June 30, 2002 our net loss excluding depreciation and amortization expense was $5.6 million.  An increase in accounts payable and accrued liabilities provided $596,000 of cash and a decrease in accounts receivable provided $417,000 of cash.

Investing activities provided $1.1 million of cash in the six months ended June 30, 2003 and $3.6 million in the six months ended June 30, 2002.  In both periods, net proceeds from the sale of investments provided substantially all of the cash.  These sources of cash were partially offset by capital expenditures of $145,000 and $66,000 for the six months ended June 30, 2003 and 2002, respectively.  In the six months ended June 30, 2002, repayment notes receivable provided $73,000 of cash.

Net cash used in financing activities was $256,000 and $240,000 in the six months ended June 30, 2003 and 2002, respectively.  In both years, payments on debt were the reason for the use of cash.

At June 30, 2003, we had a negative working capital position, and had negative cash flow (including investments) during the quarter.  We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce, at that time.  The restructuring efforts are substantially complete.  These actions have reduced our monthly cash usage and we expect to make additional expense reductions that will further decrease our monthly cash usage.

At June 30, 2003, we had $2.6 million of cash, short and long-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least June 2004.  However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At June 30, 2003 we had $608,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.75% to 6.95%.  In addition, we had $238,000 under lease agreements for  computers and office equipment accounted for as capital leases.  These leases mature from July 2003 to November 2005 and many of them include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2002, we had $726,000 in assumed debt or promissory notes issued in connection with acquisitions and $328,000 in capital leases.

In June 2003 we financed a $237,000 insurance premium with monthly payments of $23,000. This agreement bears interest at a rate of 5.85%, totals $156,000 at June 30, 2003 and will be paid in full in February 2004.  In April 2003 we financed a $35,000 insurance premium with monthly payments of $2,600.  This agreement bears interest at a rate of 6.95%, totals $21,000 at June 30, 2003 and will be paid in full in February 2004.

We lease space at our principal executive and corporate headquarters and at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007.  We are actively seeking to sublease the space we have leased in Boulder, Colorado.  This lease expires in July 2007 and we vacated the property  in June 2002.

Our other contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002 as described in our Form 10-KSB.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our financial position or results of operations.

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

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of June 30, 2003, our accumulated deficit was $71.2 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At June 30, 2003, we had $2.6 million of cash, short and long-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least June 2004.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.   Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond June 2004.

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

If We Fail To Generate New Sales Of Our Windows-Based Products Or Retain Our Existing Customer Base, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

Our financial success depends upon our ability to generate new system sales and to retain our existing customers in order to maintain our recurring revenues.  Loss of our existing customers to competition and the loss of the associated recurring revenues as well as the failure to generate new system sales would have a significant impact on our ability to achieve profitability in the near term or at all.

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

The performance of our products depends upon the efficient operation and timely installation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third party software incorporated into our software. The Internet and telecommunication related equipment could experience operational problems, delays or outages. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could delay market acceptance, lead to customer dissatisfaction, a loss of revenue, an increase in expense or injure our business reputation.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Internal Controls and Procedures

As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believed these actions were without merit and defended ourselves against them vigorously.  However, to avoid the costs and uncertainties of further litigation, we entered into a memorandum of understanding to settle the litigation.  The court approved the settlement  in July 2002.  Under the terms of the settlement, all claims against us and all other defendants were dismissed without admission of liability or wrongdoing.  The shareholder class received a cash payment of $2.5 million, of which VantageMed paid $1.3 million in December 2001, representing our portion of the settlement.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held our 2003 Annual Meeting of Stockholders on May 28, 2003.  The first matter voted upon at the meeting was the election of two Class I directors to serve until the 2006 Annual Meeting of Stockholders.  At the meeting, Richard M. Brooks and Peter Friedli were elected as Class I directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining
Richard M. Brooks	5,138,830	19,822	—
Peter Freidli	5,134,394	20,258	—

The second matter voted upon at the meeting was the ratification of the selection of Grant Thornton LLP as VantageMed’s independent public accountants for the fiscal year ended December 31, 2003.  At the meeting, the selection of Grant Thornton LLP was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
5,138,602	9,872	6,178

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.27                     Employment Agreement dated May 20, 2003, between VantageMed Corporation and Philip Ranger.

31.1                           Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 14, 2003.  Filed herewith

31.2                           Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 14, 2003.  Filed herewith

32.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On May 22, 2003, we filed a current report on Form 8-K with our press release announcing the appointment of Philip Ranger as Chief Financial Officer.

On August 8, 2003, we filed a current report on Form 8-K with our press release reporting our results of operations for the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2003

VantageMed Corporation

By:	/s/ Philip Ranger	By:	/s/ Richard M. Brooks
	Philip Ranger		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer and Chairman of the Board