Form 10QSB
period 2003-09-30
VANTAGEMED CORP
filed 2003-11-14
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

We had 8,344,610 common shares outstanding at September 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002
Revenues:				(as restated, see Note 1)
Software and systems	$1,524	$1,173	$3,883	$3,670
Customer support	2,859	2,981	8,662	8,900
Electronic services	1,245	1,185	3,649	3,437
Total revenues	5,628	5,339	16,194	16,007

Cost of revenues:
Software and systems	634	430	1,687	1,259
Customer support	1,648	1,759	5,202	5,659
Electronic services	741	847	2,351	2,342
Total cost of revenues	3,023	3,036	9,240	9,260

Total gross margin	2,605	2,303	6,954	6,747

Operating expenses:
Selling, general and administrative (1)	2,084	2,199	6,414	8,901
Product development	693	467	1,837	2,487
Depreciation and amortization	155	251	617	895
Stock-based compensation	9	—	14	—
Restructuring charges (benefit)	(111)	—	(3)	1,762
Total operating costs and expenses	2,830	2,917	8,879	14,045
Loss from operations	(225)	(614)	(1,925)	(7,298)
Interest and other income (expense):
Gain on sale of DentalMate	524	—	524	—
Interest income	21	28	76	162
Interest and other expense	(22)	(44)	(68)	(147)
Total interest and other income (expense), net	523	(16)	532	15

Net income (loss)	$298	$(630)	$(1,393)	$(7,283)
Basic and diluted net income (loss) per share	$0.04	$(0.07)	$(0.16)	$(0.86)
Weighted-average shares-basic	8,377	8,477	8,443	8,500
Weighted-average shares-diluted	8,404	8,477	8,443	8,500

(1)                                  Excludes stock-based compensation of $9k and $14k for the three and nine months ended September 30, 2003, respectively.

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS		(as restated, see Note 1)
Current assets:
Cash and cash equivalents	$1,645	$1,440
Short-term investments	—	1,242
Accounts receivable, net of allowance of $72 and $109, respectively	1,620	1,912
Current portion of notes receivable	44	81
Inventories, net	304	210
Prepaid expenses and other	459	354
Total current assets	4,072	5,239
Long-term investments	784	804
Notes receivable, net of current portion	—	5
Property and equipment, net	515	655
Other assets	20	—
Intangibles, net	2,994	3,261
Total assets	$8,385	$9,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$530	$499
Accounts payable	971	829
Accrued liabilities	2,055	1,924
Customer deposits and deferred revenue	2,848	2,756
Total current liabilities	6,404	6,008
Other liabilities	362	707
Long-term debt, net of current portion	275	555
Total liabilities	7,041	7,270

Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,344,610 and 8,473,999 shares issued and outstanding at September 30, 2003 and December 31, 2002	8	8
Additional paid-in capital	72,558	72,511
Accumulated other comprehensive income	24	28
Accumulated deficit	(71,246)	(69,853)
Total stockholders’ equity	1,344	2,694
Total liabilities and stockholders’ equity	$8,385	$9,964

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:		(as restated, see Note 1)
Net loss	$(1,393)	$(7,283)
Adjustments to reconcile net loss to net cash used for operating activities -
Gain from sale of DentalMate business	(524)	—
Depreciation and amortization	617	895
Loss on disposal of property, plant and equipment	—	111
Bad debt expense	—	34
Stock-based compensation	14	—
Changes in assets and liabilities -
Accounts receivable	280	636
Inventories, net	(99)	—
Prepaid expenses and other	113	52
Accounts payable and accrued liabilities	(102)	204
Customer deposits and deferred revenue	167	(121)
Net cash used for operating activities	(927)	(5,472)
Cash flows from investing activities:
Purchases of property and equipment	(214)	(103)
Cash proceeds from sale of DentalMate	500	—
Proceeds from maturity of investments	1,258	4,598
Repayment of notes receivable	42	69
Net cash provided by investing activities	1,586	4,564
Cash flows from financing activities:
Principal payments on long-term debt	(454)	(367)
Net cash used for financing activities	(454)	(367)
Net increase (decrease) in cash and cash equivalents	205	(1,275)
Cash and cash equivalents, beginning of period	1,440	2,792
Cash and cash equivalents, end of period	$1,645	$1,517

 The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CORRECTION OF AN ERROR

This Form 10Q reflects a restated condensed consolidated balance sheet as of December 31, 2002 and restated unaudited condensed consolidated statements of operations and of cash flows for the nine month period ended September 30, 2002.  During the second quarter of 2002, we reserved for certain lease commitments in connection with a restructuring program.  During the third quarter of 2003, we concluded that the original restructuring reserve did not adequately provide for tax, insurance and common area maintenance charges totaling approximately $245,000 that we are obligated to pay for under these lease arrangements.  In addition, in the third quarter of 2003, we discovered a lease amendment that was signed in April 2000 with minimum lease payments totaling $257,000 to be made starting in December 2004 through July 2007.  These minimum lease payments and related charges as well as the associated estimated sublease income stream of approximately $119,000, were excluded from the restructuring reserve that was provided for in the second quarter of 2002.  The restated adjustments below reflect an additional $383,000 of expense, recorded in the quarter ended June 30, 2002, associated with these lease related items.

All related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect this adjustment.

The results of the restatement are as follows (in thousands, except per share amounts):

Statement of Operations Data	Nine Months Ended September 30, 2002
	As Originally Reported	Restatement Adjustments	As Restated

Restructuring charges	$1,379	$383	$1,762
Total operating costs and expenses	13,662	383	14,045
Loss from operations	(6,915)	(383)	(7,298)
Net loss	(6,900)	(383)	(7,283)
Basic and diluted net loss per share	(0.81)		(0.86)

Balance Sheet Data	As of December 31, 2002
	As Originally Reported	Restatement Adjustments	As Restated

Other liabilities	$324	$383	$707
Total liabilities	6,887	383	7,270
Accumulated deficit	(69,470)	(383)	(69,853)

Statement of Cash Flows Data	Nine Months Ended September 30, 2002
	As Originally Reported	Restatement Adjustments	As Restated

Net loss	$(6,900)	$(383)	$(7,283)
Change in accounts payable and accrued liabilities	(179)	383	204

NOTE 2 –THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995 and on April 9, 1997 we reincorporated in Delaware.  In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million.  VantageMed is a diversified healthcare information systems supplier headquartered in Sacramento, California withsupport personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

Basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.  Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

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

Risks and uncertainties

We have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast and planned operating expenditures we believe that our cash, short-term and long-term investments are sufficient to meet our cash flow needs through at least September 2004.  See Risk Factors in Part I, Item 2 of this Form 10-QSB for additional information.

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

Cash equivalents and investments

We consider all highly liquid debt securities with an original maturity of three months or less when purchased to be cash equivalents.  We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Gains or losses on securities sold are based on the specific identification method.

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

Net income (loss) per share

Basic net income (loss) per share is based on weighted average shares outstanding and diluted net income (loss) per share is based on weighted average common shares and dilutive equivalents outstanding, if any.  As a result of our net losses in the three months ended September 30, 2002 and in the nine month periods ended September 30, 2002 and 2003, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation in these periods.  The following table summarizes the common shares and dilutive stock options used in our net income (loss) per share calculations (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Average number of common shares outstanding for basic computations	8,377	8,477	8,443	8,500
Dilutive stock options-based on the treasury stock method	27	—	—	—

Average number of common shares outstanding for dilutive computations	8,404	8,477	8,443	8,500

The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	September 30, 2003	September 30, 2002
Stock options	1,431	1,594
Warrants to purchase common stock	130	30

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources as follows (in thousands).

	Three Months Ended		Nine Months Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002
				(as restated see Note 1)
Net income (loss)	$298	$(630)	$(1,393)	$(7,283)
Unrealized gains (losses) on securities	(6)	5	(4)	(16)
Comprehensive income (loss)	$292	$(625)	$(1,397)	$(7,299)

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”   In December 2002, the FASB issued Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS123”.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $14,000 for the nine months ended September 30, 2003.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
				(as restated, see Note 1)
Net income (loss), as reported	$298	$(630)	$(1,393)	$(7,283)
Add stock-based compensation expense included in reported net loss, net of related tax effects	9	—	14	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88)	(148)	(251)	(429)
Pro forma net income (loss)	$219	$(778)	$(1,630)	$(7,712)

Basic net loss per share:
As reported	$0.04	$(0.07)	$(0.16)	$(0.86)
Pro forma	$0.03	$(0.09)	$(0.19)	$(0.91)

Diluted net loss per share:
As reported	$0.04	$(0.07)	$(0.16)	$(0.86)
Pro forma	$0.03	$(0.09)	$(0.19)	$(0.91)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three and nine months ended September 30, 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Stock price volatility	223%	223%	223%	223%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

Recent accounting pronouncements

In June 2002, the FASB issued Statement No. 146 (SFAS 146) , “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement.  SFAS146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability.  Under EITF 94-3, an expense was recognized at the date of an entity’s commitment to an exit plan.  SFAS146 is effective for all exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS146 has not had a material impact on our results of operations or financial condition.

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

In May 2003, the FASB issued SFAS 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our financial position or results of operations.

NOTE 3 – SALE OF DENTALMATE BUSINESS

In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and have deferred the gain associated with the $100,000 in notes receivable.  We expect to recognize the gain on the notes as the scheduled payments are received over a 12 month period.

NOTE 4 – RESTRUCTURING ACTIVITIES:

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

In the third quarter of 2003, we recognized a net restructuring benefit of $111,000 due to an adjustment to our lease reserve estimate.  This benefit was the result of our entering into a sublease arrangement with terms more favorable than those provided for through the restructuring reserve.  This benefit was partially offset by an increase in the reserve on a second property.

The components of our 2002 and first and third quarter 2003 restructuring provisions and activity in the related reserve through September 30, 2003 are as follows (in thousands, as restated, see Note 1):

	Severance	Leased Facilities	Property and Equipment	Total
2002 provision	$733	$917	$98	$1,748
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	806	—	810
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003	$—	$862	$—	$862
Cash payments	—	(51)	—	(51)
June 30, 2003 balance	$—	$811	$—	$811
Q3 2003 benefit	—	(111)	—	(111)
Cash payments	—	(51)	—	(51)
September 30, 2003 balance	$—	$649	$—	$649

Lease payments will be made through the end of the lease term (December 2007).

NOTE 5 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,194)
Customer lists	5,068	(3,712)	5,068	(3,527)
Other	297	(297)	297	(297)
	$9,641	$(8,285)	$9,641	$(8,018)
Intangible assets not subject to amortization:
Goodwill	$1,638	$—	$1,638	$—

Property and equipment net, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Office and computer equipment	$2,299	$2,163
Furniture and fixtures	211	239
Vehicles	20	20
Leasehold improvements	182	176
	2,712	2,598
Less: accumulated amortization and depreciation	(2,197)	(1,943)
	$515	$655

Depreciation expense was approximately $93,000 and $350,000, for the three and nine month periods ended September 30, 2003, respectively and was approximately $148,000 and $558,000 for the three and nine month periods ended September 30, 2002, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued payroll and related expenses	$413	$504
State and local taxes payable	534	533
Restructuring, current portion (See Note 4)	287	103
Other	821	784
	$2,055	$1,924

NOTE 6 – LITIGATION AND CONTINGENCIES

On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed’s accounting for the sale of the dental business that was attempted in September 2001.  The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001.  In May 2002, following an internal investigation by the company’s audit committee, VantageMed restated its financial results for the quarter ended September 30, 2001.  The SEC did not charge VantageMed with fraud or levy any monetary damages against the company.  However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws.  VantageMed agreed to the order, without admitting or denying any findings.  In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff.  This settlement is not associated with VantageMed’s reporting of the sale of the DentalMate business in September 2003

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals amounted to $101,000 at September 30, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 7 – GUARANTEES AND INDEMNIFICATIONS

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at VantageMed’s request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  We have no liabilities recorded for these agreements as of September 30, 2003.

We include standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we warrant that the product provided to the licensee does not infringe upon or violate any patent, copyright, trade secret or any other proprietary right of any third party.  The term of this indemnification clause is generally perpetual.  In the event of an infringement claim against VantageMed or an indemnified party is successful, we, at our sole option, agree to do one of the following: (i) obtain for the licensee the right to continue use of the software; (ii) replace or modify the product to make it non-infringing; or (iii) terminate the agreement and refund to the licensee the residual value of the software license fees paid by the licensees for the infringing software.  We believe the estimated fair value of these agreements is minimal.  We have no liabilities recorded for these agreements as of September 30, 2003.

We generally provide a 90-day warranty on proprietary software and services delivered.  No warranty is provided on third-party software or hardware.  Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically and provisions are made for the estimated cost of product warranties based on our historical experience.

NOTE 8 - WARRANTS

In June 2003, we issued warrants to purchase 100,000 shares of our common stock in connection with a consulting arrangement.  The cost of the warrants was estimated to be $33,000 using a Black-Scholes pricing model and is being amortized to expense over the three year term of the arrangement.

NOTE 9 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and nine months ended September 30, 2003 and 2002.

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

Overview

VantageMed is a national provider of healthcare information systems and services headquartered in Sacramento, California with  support personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, behavioral health professionals and other healthcare providers in the operation of their practices.  We have assembled regional sales offices by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Recurring	$3,710	$3,910	$11,306	$11,417
Non-recurring	1,918	1,429	4,888	4,590
Total revenues	$5,628	$5,339	$16,194	$16,007

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

Since our inception, we have invested approximately $22.1 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of September 30, 2003, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $41 million and $9 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2022 and as of September 30, 2003, have been fully reserved on our balance sheet.

We have acquired companies with technology that enhances our overall product offerings or that contributed to our customer base.  Our acquisitions have produced an established distribution channel of regional sales offices nationwide, provided us access to an existing customer base and new product offerings, and helped us to build our management team. We have not completed any acquisitions since 1999.  On June 10, 2002, we initiated a comprehensive restructuring plan that included a re-evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of approximately 30% of our total workforce at that time.  See Note 4 to our Unaudited Condensed Consolidated Financial Statements included in this Form 10-QSB.

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

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
				(as restated, see Note 1)
Revenues:
Software and systems	27.1%	22.0%	24.0%	22.9%
Customer support	50.8	55.8	53.5	55.6
Electronic services	22.1	22.2	22.5	21.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	11.3	8.1	10.4	7.9
Customer support	29.3	32.9	32.1	35.4
Electronic services	13.2	15.9	14.5	14.6
Total cost of revenues	53.7	56.9	57.1	57.8
Total gross margin	46.3	43.1	42.9	42.2
Operating expenses:
Selling, general and administrative	37.0	41.2	39.6	55.6
Product development	12.3	8.7	11.3	15.5
Depreciation and amortization	2.8	4.7	3.8	5.6
Stock-based compensation	0.2	—	0.1	—
Restructuring	(2.0)	—	0.0	11.0
Total operating expenses	50.3	54.6	54.8	87.7
Loss from operations	(4.0)	(11.5)	(11.9)	(45.5)
Gain on sale of DentalMate business	9.3	—	3.2	—
Interest and other income (expense), net	0.0	(0.3)	0.1	0.1
Net income (loss)	5.3%	(11.8)%	(8.6)%	(45.4)%

Results of Operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenues. Total revenues for the three month period ended September 30, 2003 were $5.6 million compared to $5.3 million for the three months ended September 30, 2002, an increase of $289,000, or 5.4%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased $489,000, or 34.2%, from $1.4 million to $1.9 million for the three months ended September 30, 2003.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $200,000, or 5.1%, to $3.7 million from $3.9 million for each of the three months ended September 30, 2003 and 2002, respectively.  The decrease in recurring revenues is primarily due to a decrease in revenues associated with hardware maintenance contracts associated with aging equipment and a decrease in billing services revenues.

Software and Systems. Software and systems revenues of $1.5 million for the three months ended September 30, 2003 increased  $351,000, or 29.9%, from $1.2 million for the three months ended September 30, 2002.  This increase is primarily due to increased sales of our RidgeMark and Northern Health Anesthesia products.

Approximately 26% of our third quarter 2003 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 26% for the third quarter of 2002. We expect this percentage will decline as we migrate additional legacy customers to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $122,000, or 4.1%, to $2.9 million from $3.0 million for the three months ended September 30, 2003 and 2002, respectively.  The decrease was primarily due to a decrease in hardware maintenance services on our legacy products that can be expected as equipment ages and becomes cheaper to replace than to maintain as well as a decrease in billing services revenues.  These decreases were partially offset by an increase in training, and installation revenues.

Electronic Services.  Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues increased $60,000, or 5.1%, and were $1.2 million for each of the three month periods ended September 30, 2003 and 2002.

Cost of Revenues. Total cost of revenues decreased $13,000, or 0.4%, and were $3.0 million for each of the three months ended September 30, 2003 and 2002.  Gross margin (total revenues less cost of revenues divided by total revenues) increased to 46.3% from 43.1%.  This improvement in our gross margin percentage was primarily due to our continued cost reduction efforts, partially offset by an increase in expenses associated with third party software.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $204,000, or 47.4%, to $634,000 from $430,000 for the three months ended September 30, 2003 and 2002, respectively.  Gross margin on software and systems decreased to 58.4% from 63.3%.  This increase in cost was primarily due to an increase in costs associated with sales of third party software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $111,000, or 6.3%, for the three months ended September 30, 2003 and 2002, respectively.  Gross margin on customer support increased to 42.4% from 41.0%.  This improvement was due to our continued cost reduction efforts and cost savings as a result of our functional reorganization.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Customer support and electronic services cost of revenue decreased $106,000, or 12.5%, from the three months ended September 30, 2002 to 2003.  Gross margin on electronic services increased to 40.5% from 28.5%.  The improvement in gross margin for electronic services is due to sales of our HIPAA related products which we began to deploy in the third quarter of 2003 as well as a reduction in third-party costs associated with processing electronic transactions.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $115,000, or 5.2%, to $2.1 million, or 37.0% of revenues, from $2.2 million, or 41.2% of revenues, for the three months ended September 30, 2003 and 2002, respectively.  The reduction in SG&A expense was primarily due to our continued cost reduction efforts and cost savings as a result of our functional reorganization.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  In the third quarter of 2003, we dedicated internal resources and independent contractors to HIPAA related development activities as well as development of our Therapist Helper product.  As a result, product development expenses increased $226,000, or 48.4%, to $693,000, or 12.3% of revenues, from $467,000, or 8.7% of revenues, for the three months ended September 30, 2003 and 2002, respectively.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $55,000, or 37.3%, to $93,000 from $148,000 for the three months ended September 30, 2003 and 2002, respectively, primarily due to certain property and equipment that became fully depreciated.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $41,000, or 39.7%, to $62,000 from $103,000 for the three months ended September 30, 2003 to 2002, respectively, primarily due to certain assets that became fully depreciated.

Restructuring.  In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, a consolidation of certain operating facilities and a reduction in personnel by approximately 30% of our workforce at that time.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our vacant facilities.  In the third quarter of 2003, we recognized a net restructuring benefit of $111,000 due to an adjustment to our lease reserve estimate.  This benefit was the result of our entering into a sublease arrangement with terms more favorable than those provided for through the restructuring reserve.  This benefit was partially offset by an increase in the reserve on a second property.

The components of our 2002 and first and third quarter 2003 restructuring provisions and activity in the related reserve through September 30, 2003 are as follows (in thousands, as restated, see Note 1):

	Severance	Leased Facilities	Property and Equipment	Total
2002 provision	$733	$917	$98	$1,748
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)
December 31, 2002 balance	4	806	—	810
Q1 2003 provision	—	108	—	108
Cash payments	(4)	(52)	—	(56)
March 31, 2003	$—	$862	$—	$862
Cash payments	—	(51)	—	(51)
June 30, 2003 balance	$—	$811	$—	$811
Q3 2003 benefit	—	(111)	—	(111)
Cash payments	—	(51)	—	(51)
September 30, 2003 balance	$—	$649	$—	$649

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $9,000 for the three months ended September 30, 2003.

Gain on Sale of DentalMate Business. In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and have deferred the gain associated with the $100,000 in notes receivable.  We expect to recognize the gain on the notes as the scheduled payments are received over a 12 month period.

Interest and Other Income (Expense), Net.  Interest income improved $15,000 from the three months ended September 30, 2002 to 2003 primarily due a reclassification of costs associated with one of our lease arrangements to SG&A expense.

Income Taxes. We did not record a provision for income taxes in the first nine months of 2003 or in 2002, as we did not generate book or taxable income.  At September 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that expire in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenues. Total revenues for the nine month period ended September 30, 2003 were $16.2 million compared to $16.0 million for the nine months ended September 30, 2002, an increase of $187,000, or 1.2%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased $298,000 to $4.9 million from $4.6 million for the nine months ended September 30, 2003 and 2002, respectively.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $111,000 to $11.3 million from $11.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Software and Systems. Software and systems revenues increased  $213,000, or 5.8%, to $3.9 million from $3.7 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase in software and systems revenues was primarily due to an increase in sales of our RidgeMark and Northern Health Anesthesia products.

Approximately 19% of our September 30, 2003 year to date software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 18% for the first nine months of 2002. We expect this percentage to decrease as we migrate additional legacy customers to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  A significant portion of our customer support revenues is considered to be recurring in nature and has not fluctuated significantly from period to period.  Customer support revenues decreased $238,000, or 2.7%, to $8.7 million from $8.9 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease is primarily due to a decrease in revenues associated with hardware maintenance contracts and billing services that was partially offset by increases software maintenance and training revenues.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues increased $212,000, or 6.2%, to $3.6 million from $3.4 million for the nine months ended September 30, 2003 and 2002, respectively.  The initial rollout of our HIPAA compliant solutions in the third quarter of 2003 accounts for the increase in electronic services revenues during the nine month periods.

Cost of Revenues. Total cost of revenues decreased $20,000, or 0.2%, and was $9.2 million for the nine months ended  September 30, 2003 compared to $9.3 million for the nine months ended September 30, 2002, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) improved slightly to 42.9% from 42.2%.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $428,000, or 34.0%, to $1.7 million from $1.3 million for the nine months ended September 30, 2003 and 2002, respectively.  Gross margin on software and systems decreased to 55.6% from 65.7%.  This decrease in gross margin was primarily due to an increase in costs associated with third-party software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $457,000, or 8.1%, for the nine months ended September 30, 2003 and 2002, respectively.  Gross margin on customer support increased to 39.9% from 36.4%.  This increase was due to cost reductions realized in June 2002 when we implemented a reduction in headcount and began to centralize customer support operations for our Windows-based products.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Customer support and electronic services cost of revenue increased $9,000, or 0.4%, for the nine months ended September 30, 2003 to 2002, respectively.  Gross margin on electronic services increased to 35.6% from 31.9%.  The improvement in gross margin is due to sales of our HIPAA related products which we began to deploy in the third quarter of 2003 as well as a reduction in third-party costs associated with processing electronic transactions.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $2.5 million, or 27.9%, to $6.4 million, or 39.6% of revenues, from $8.9 million, or 55.6% of revenues, for the nine months ended September 30, 2003 and 2002, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of our restructuring plan announced in June 2002.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture.  As a result, product development expenses decreased $650,000, or 26.1%, to $1.8 million, or 11.3% of revenues, from $2.5 million, or 15.5% of revenues, for the nine months ended September 30, 2003 and 2002, respectively.  Our restructuring plan included a reduction in headcount as well as the closure of our development facility in Boulder, Colorado.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $207,000, or 37.1%, for the nine months ended September 30, 2002 to 2003, primarily due to certain property and equipment that became fully depreciated.  To a lesser extent, the property and equipment written off in connection with our June 2002 restructuring had an impact on the decrease.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $70,000, or 20.8%, for the nine months ended September 30, 2003 to 2002, primarily due to certain assets that became fully depreciated.

Restructuring.  In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products.  The restructuring plan included a re-evaluation of all product development initiatives, a consolidation of certain operating facilities and a reduction in personnel by approximately 30% of our workforce at that time.  In the first quarter of 2003, we recorded an additional $108,000 of restructuring expense due to a change in our estimate of the time it will take to sublease our vacant facilities.  In the third quarter of 2003, we recognized a net restructuring benefit of $111,000 due to an adjustment to our lease reserve estimate.  This benefit was the result of our entering into a sublease arrangement with terms more favorable than those provided for through the restructuring reserve.  This benefit was partially offset by an increase in the reserve on a second property.

The components of our 2002 and first and third quarter 2003 restructuring provisions and activity in the related reserve through September 30, 2003 are outlined in the table under the heading "Results of Operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 – Restructuring."

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $14,000 for the nine months ended September 30, 2003.

Gain on Sale of DentalMate Business. In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and have deferred the gain associated with the $100,000 in notes receivable.  We expect to recognize this gain as the scheduled payments are received over a 12 month period.

Interest and Other Income (Expense), Net.  Interest income decreased $7,000 for the nine months ended September 30, 2003 to 2002.

Income Taxes. We did not record a provision for income taxes in the first nine months of 2003 or 2002, as we did not generate book or taxable income.  At September 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that expire in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.  We enter into license agreements with customers, that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition” and Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately.  If an element is not yet being sold separately, the residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered.  Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

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

Income taxes.  We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.   This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability.  As of September 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $9.4 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $14,000 for the nine months ended September 30, 2003. We are required to determine the fair value of options to purchase our common stock and recognized that expense over the vesting period of these options.  We estimate the fair market value of these options using the Black-Scholes model, which requires us to estimate the volatility of our stock, an appropriate risk-free interest rate and the expected life of the stock option.  The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $927,000 for the nine months ended September 30, 2003 compared to $5.5 million for the nine months ended September 30, 2002.  Substantially all of this decrease in cash usage was related to our improved net loss.  In the nine months ended September 30, 2003, a decrease in accounts receivable provided cash of $280,000 and a decrease in prepaid expenses and increase in customer deposits and deferred revenue provided cash of $280,000 while a decrease in accounts payable and accrued expenses used cash of $102,000.  In the nine months ended September 30, 2002, a decrease in accounts receivable and an increase in accounts payable and accrued expenses provided $636,000 and $204,000 in cash and a decrease in and customer deposits and deferred revenue used cash of $121,000.

Investing activities provided $1.6 million of cash in the nine months ended September 30, 2003 and $4.6 million in the nine months ended September 30, 2002.  In both periods, net proceeds from the sale of investments provided substantially all of the cash.  In the 2003 period, we also received cash proceeds of $500,000 in connection with the sale of our DentalMate business.  These sources of cash were partially offset by capital expenditures of $214,000 and $103,000 for the nine months ended September 30, 2003 and 2002, respectively.

Net cash used in financing activities was $454,000 and $367,000 in the nine months ended September 30, 2003 and 2002, respectively.  In both years, payments on debt were the primary use of cash.  In the 2003 period, we received $100,000 in exchange for issuance of warrants.  The fair value of the warrants was estimated to be $33,000 using a Black-Scholes pricing model and is being amortized to expense over the three year term of the arrangement.

At September 30, 2003, we had a negative working capital position, and had negative cash flow (including investments) during the quarter.  We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce, at that time.  Our expense reduction efforts are ongoing and to date, have substantially reduced our monthly cash usage.  We expect to continue to pursue additional expense reductions that will further decrease our monthly cash usage.

At September 30, 2003, we had $2.4 million of cash, short and long-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least September 2004.  However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At September 30, 2003 we had $524,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.75% to 6.95%.  In addition, we had $204,000 under lease agreements for  computers and office equipment accounted for as capital leases.  These leases mature from January 2004 to November 2005 and many of them include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2002, we had $726,000 in assumed debt or promissory notes issued in connection with acquisitions and $328,000 in capital leases.

In June 2003 we financed a $237,000 insurance premium with monthly payments of $23,000. This agreement bears interest at a rate of 5.85%, totals $66,000 at September 30, 2003 and will be paid in full in February 2004.  In April 2003 we financed a $35,000 insurance premium with monthly payments of $2,600.  This agreement bears interest at a rate of 6.95%, totals $11,000 at September 30, 2003 and will be paid in full in February 2004.

We lease space at our principal executive and corporate headquarters and at each of our regional offices throughout the United States, with lease terms expiring at various dates through 2007.  We are actively seeking to sublease one building we have leased in Boulder, Colorado.  This lease expires in July 2007 and we vacated the property in June 2002.  During the third quarter of 2003, we discovered a lease amendment signed in April 2000 with minimum lease payments totaling $257,000 to be made starting in December 2004 through July 2007.  These minimum lease payments were not previously included in the debt and lease obligations table.

Except as described above, our other contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002 as described in our Form 10-KSB.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS  146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement.  SFAS 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability.  Under EITF 94-3, an expense was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for all exit or disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of SFAS 146 to have a material impact on our results of operations or financial condition.

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

Our Restructuring Plan and Cost Reduction Efforts May Not Be Successful

During the second quarter of 2002, we developed and implemented a restructuring plan aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  The restructuring plan included reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company’s total workforce.  In subsequent periods we have made additional efforts to reduce our operating costs and we have reorganized the reporting structure of the Company along functional reporting lines.  There can be no assurances that our reduction in force or cost reduction efforts will not restrict our ability to increase sales, execute our product development and customer support strategies or achieve profitability.

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of September 30, 2003, our accumulated deficit was $71.2 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At September 30, 2003, we had $2.4 million of cash, short and long-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least September 2004.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to

competitive pressures; or acquire or develop complementary businesses or necessary technologies.   Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond June 2004.

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

If We Fail To Migrate Our Existing Customer Base  Or Generate New Sales Of Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

Our financial success depends upon our ability to migrate our existing legacy product customers to our Windows-based products and to generate new sales of our Windows-based products.  Loss of our existing customers to competition, the loss of the associated recurring revenues and the cost of supporting numerous legacy products as well as the failure to generate new system sales would have a significant impact on our ability to achieve profitability in the near term or at all.

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as WebMD Corporation, VitalWorks, Inc., PracticeWorks, Inc., Misys Healthcare Systems, McKessonHBOC, Quality Systems, Inc., Millbrook Corporation and ProxyMed.  Additionally, within each regional market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Internal Controls and Procedures

As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed’s accounting for the sale of the dental business that was attempted in September 2001.  The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001.  In May 2002, following an internal investigation by the company’s audit committee, VantageMed restated its financial results for the quarter ended September 30, 2001.  The SEC did not charge VantageMed with fraud or levy any monetary damages against the company.  However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws.  VantageMed agreed to the order, without admitting or denying any findings.  In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff.  This settlement is not associated with VantageMed’s reporting of the sale of the DentalMate business in September 2003

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.28	Asset Purchase Agreement dated September 19, 2003, between VantageMed Corporation and MDC Systems and Services.
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2003. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2003. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On September 25, 2003, we filed a current report on Form 8-K with our press release announcing the sale of our DentalMate business.

On November 7, 2003, we filed a current report on Form 8-K with our press release reporting our results of operations for the third quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2003

VantageMed Corporation

By:	/s/ Philip D. Ranger	By:	/s/ Richard M. Brooks
	Philip D. Ranger		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer
and Chairman of the Board