Form 10KSB
period 2003-12-31
VANTAGEMED CORP
filed 2004-03-30
CIK 1099531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for the year ended December 31, 2003 were $21,855,000.

        As of February 29, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $9.5 million, based upon the last reported sales price of our common equity as reported by the Over-The-Counter Bulletin Board on that date of $1.35 per share. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. We had 8,351,780 common shares outstanding at February 29, 2004.

        Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders to be held on May 26, 2004.

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

PART I

Item 1. Business

The Company

        VantageMed Corporation is a national provider of healthcare information systems and services distributed to over 12,000 customer sites through a network of offices throughout the United States. Our suite of software products and services automates administrative, financial, clinical and management functions for physicians, behavioral health professionals, and other healthcare providers. Although over 95% of physician practices today utilize a Practice Management Solution (PMS), over 75% of those installations utilize legacy technology (e.g., DOS, SCO Unix, flat-file databases, etc.) that is expensive to support and develop. As a result of our acquisitions, we currently support 14 legacy technology systems. These systems generally lack the current state-of-the-art technology of our Windows-based products, but provide similar functionality. We derive significant ongoing revenues from supporting these legacy systems; however, these ongoing revenues are threatened as the rising cost of supporting these legacy systems, including the cost of developing Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant transactions, privacy and security capabilities into the products.

        We are in the process of migrating customers from our legacy systems to our Windows-based products and believe this represents a significant sales and marketing opportunity and a key strategy to our growth and success. We believe that the migration to our Windows-based product will increase our customers' access to clinical and administrative information while also increasing their ability to communicate with numerous healthcare participants, such as third-party insurance payers.

        Our recurring revenues were approximately 69% of total revenues in 2003 and 70% of total revenues in 2002. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. In an attempt to increase recurring revenues, we are expanding our service offerings and migrating existing customers to our Windows-based products and services, and expanding our electronic services. With the release of our SecureConnect electronic transaction services we have improved our ability to deliver these Electronic Data Interchange (EDI) services. In addition to increasing adoption of traditional claims and patient statement services, we expect to add new HIPAA compliant EDI transactions, including electronic remittance advice, eligibility and claim status.

The VantageMed Solution

        Our software products and services have positioned us to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions.

        We offer Windows-based healthcare information systems that reduce the growing impact of economic pressures, administrative burdens and increased information requirements now faced by healthcare providers. Our products enable our customers to access and process information more efficiently and reliably, reduce staff time, and collect money from patients and insurance payers. We have several sales offices throughout the United States and feel that we are well positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

        Our objective is to expand our market share and increase our recurring revenues in order to strengthen our position as one of the leading suppliers of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

  •
  Offering Windows-based Products and Services    These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market. Given that the vast majority of providers in our overall industry utilize legacy technology today (for example, DOS, SCO Unix, flat-file databases, etc.), migrating both new and existing customers to our Windows-based products is a key growth strategy.

  •
  Expanding Clinical Solutions    We provide a Computerized Medical Record (CMR) system designed to eliminate the vast quantities of paper involved in creating, storing and communicating patient charts. Given that increased spending by healthcare providers is forecasted for clinical products over the course of the next several years, we believe this is a key area for future growth.

  •
  Cross-Selling our EDI Products and Services    With over 12,000 customer sites, we have the ability to generate significant growth by cross-selling additional EDI products and services to our installed customer base. Given the HIPAA laws, providers and insurance payers are rapidly expanding the volume and types of electronic transactions that are exchanged. These additional EDI transactions and services are important sources of our recurring revenues.

  •
  Strengthening our National and Local Presence    Through sales and marketing programs as well as training and information systems, we continue to strengthen our processes and systems on a national level providing a consistent framework with which to provide support within our local markets.

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

Windows-based Products and Services	Features and Functions	Primary Customer or Type of Practice
RidgeMark®	Practice management—scheduling, billing, patient registration, collections, reporting and electronic transactions (claims and patient statements), reporting; Palm Pilot enabled	Primary and specialty medical practices
Northern Health Anesthesia®	Practice management—scheduling, billing, patient registration, collections, reporting and electronic transactions	Anesthesia practices
Therapist Helper®
	Patient registration, scheduling, billing, managed care tracking, reporting and electronic transactions; also includes a Palm Pilot enabled application and automated credit card processing for patient billing	Psychologists, psychiatrists and behavioral health practitioners
ChartKeeper®
	Computerized Medical Record system for electronic storage and tracking of patient charts, transcription notes, document imaging, electronic lab results, security, authentication and electronic chart distribution	Primary and specialty medical practices
SecureConnect™	Electronic Data Interchange (EDI) transaction service for exchanging and managing translation and communication of HIPAA compliant and other electronic transactions	Healthcare providers submitting electronic transactions

Electronic Services

        Our products enable electronic data interchange, or EDI functions, through our SecureConnect services. EDI improves a healthcare practice's cash flow and operations by converting costly paper and telephone-based communications into cost-efficient electronic transaction processing. Our centralized SecureConnect services, some or all of which are available for each of our products, currently include the following:

  •
  Electronic Claims    Submits insurance claims from practices to payers, either directly or through a clearinghouse.

  •
  Electronic Patient Billing Statements    Submits patient billing information from practices by electronic connection to a processing center that prints and mails patient invoices and provides billing reports to the practice.

  •
  Electronic Remittance Advice    Receives and posts insurance payment information automatically into the practice management system.

  •
  Electronic Eligibility    Checks a patient's eligibility data with an insurance payer and in some cases provides detailed information regarding co-pays, deductible status and coverage information.

  •
  Electronic Credit Card Transactions    Bills a patient's credit card directly from the practice management system.

        We generate revenues by providing these SecureConnect services on a per transaction or flat monthly fee basis. We expect that the HIPAA mandate requiring third-party payers to support standardized electronic transaction sets will increase physician adoption of electronic services. As new HIPAA transactions are defined and payers begin support of these new transactions, SecureConnect will expand on these service offerings to include all HIPAA-supported transactions. The continued development of our SecureConnect services will add further differentiation for all of our product offerings.

Support Services

        We believe that customer satisfaction with support and services is critical to our success. Our support services include software and hardware installation, training, software maintenance, electronic claims setup and support, data conversion, network support and hardware maintenance. To achieve a higher level of customer satisfaction, some of these services are performed at the customer's site. In addition to providing on-site training for many of our product lines, we perform classroom-based training and offer on-line Web-based training options. We publish periodic newsletters and sponsor user group conferences. These forums provide the user with current information and offer us an opportunity to demonstrate our new products and services.

        We provide our customers with ongoing software support and services under monthly, quarterly and annual maintenance agreements. These agreements provide for help desk support, software maintenance, upgrades (when and if available) and remote diagnostics. As of December 31, 2003, our customer service and support groups consisted of 101 employees, or approximately 59% of our employee base.

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

Product Development

        In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. As of December 31, 2003, our Windows-based product development and quality testing organization consisted of 34 employees. Our development teams are organized by product. Each product team has a product manager and various developers. In certain cases, we have contracted with third-party development groups to assist us with the development of our products. Our quality assurance and testing teams follow established guidelines. Subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from customers and our sales teams. Project management tools, project schedules and distribution of technical and training notes are managed through our corporate Intranet.

Privacy and Security Issues

        Because our products and services are utilized to transmit and manage highly sensitive and confidential medical information, we provide security and confidentiality solutions for our customers and their patients helping them comply with the HIPAA privacy and security regulations. To enable the use of our products and services for the transmission of protected health information (PHI), we utilize advanced technology designed to provide a high degree of security. This technology includes:

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

        We intend to comply with or support our clients in complying with all HIPAA privacy, transaction and security rules and timeframes. We help each of our customers to implement their own privacy and security measures including training programs and firewall solutions to protect the confidentiality of information being transferred into and out of their computer network.

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

Sales and Marketing Strategy

        We manage our sales and marketing efforts to serve our customers on both a local and a national basis. This allows us to meet the unique needs and expectations of each customer. Organized by customer type and product line, the members of our sales force focus on maintaining strong customer relationships within local markets to gain market share and build recurring revenues. Within our existing customer base, we promote and sell hardware upgrades, maintenance services, add-on software modules and electronic data interchange services. Our sales force focuses on cross-selling and migrating our legacy customers to our Windows-based products as well as attracting new customers.

        As of December 31, 2003, we had 20 sales and marketing personnel, including sales management and sales representatives.

Competition

        The healthcare information systems market is highly competitive on both a local and a national level. We believe that the primary competitive factors in this market are:

  •
  quality service and support;

  •
  product features, functionality and ease of use;

  •
  ability to comply with new and changing regulations;

  •
  ongoing product enhancements;

  •
  reputation and stability of the seller; and

  •
  price.

        We believe that our principal competitive advantage stems from our focus on quality customer support and training programs, offerings of feature-rich Windows-based products, our substantial installed customer base, our highly experienced staff and management and our SecureConnect HIPAA-compliant transaction solutions available to all customers.

        Our principal competitors include organizations such as WebMD/Medical Manager, VitalWorks, Inc., Misys Physician Systems, McKesson HBOC, Quality Systems, Inc. and Millbrook/Centricity from GE Medical Systems. Additionally, within each local market there are several smaller competitors who have developed niche products offered at varying price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

Acquisitions

        Prior to our initial public offering in February 2000, we completed 26 acquisitions. Due to the volatility of the financial markets and the uncertainty in the healthcare industry, we have not pursued any acquisitions since 2000; however, we may pursue additional acquisitions in the future as opportunities arise. As part of our integration process, we integrated all accounting, administrative and sales functions within our corporate infrastructure. Customer support for legacy products is managed through a combination of local and national support resources.

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

Government Regulation

Health Insurance Portability and Accountability Act of 1996 (HIPAA)

        HIPAA was enacted in 1996 and required the Department of Health and Human Services, or HHS, to adopt national standards for the electronic transmission of healthcare transactions, and to adopt standards to ensure the privacy and security of such information. The confidentiality of protected health information (PHI) and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws. Regulations governing the electronic transmission of, privacy and security of PHI are covered by HIPAA guidelines which are often vague and open to interpretation. There are three primary sets of standards included within the HIPAA regulations:

  •
  Transaction Standards that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

  •
  Privacy Standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

  •
  Security Standards that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

        Failure to comply with these standards may subject us to civil monetary penalties and, in certain cases, criminal penalties. Covered entities, including our SecureConnect clearinghouse, may be subject to civil monetary penalties in the amount of $100 per violation and the U.S. Department of Justice may seek to impose criminal penalties for certain violations. Criminal penalties under the statute vary depending on the nature of the violation but could include fines of up to $250,000 and/or imprisonment.

        Transaction Standards.    The Transaction Standards became effective on October 16, 2003; however, many covered entities, including some of our customers, many insurance payers and our SecureConnect clearinghouse were not fully compliant as of this date. In response to concerns communicated to the Centers for Medicare and Medicaid Services (CMS) regarding the readiness of a significant portion of the covered entities for the October 16thdeadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its "Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline" (which we refer to as the CMS Guidance). Under CMS's contingency plan for Medicare, it announced that it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic "trading partners." However, effective July 1, 2004, only claims that are compliant with the Transaction Standards are to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period.

        CMS has made clear that it expects each party to every transaction to be accountable for compliance with the new standards as of October 16, 2003. However, the CMS Guidance provides for a flexible, complaint-driven enforcement strategy. CMS indicated that it will respond to complaints regarding non-compliant transactions submitted to it in writing and that, upon receipt of a complaint, CMS will notify the entity that a complaint has been filed and provide an opportunity for the entity to demonstrate compliance or to document its good faith effort to comply with the standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity's efforts on behalf of itself, but its efforts—through outreach and testing—to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners.

        We cannot provide assurance regarding how CMS will regulate clearinghouses in general, in particular our SecureConnect clearinghouse. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS's current approach to enforcement of the Transaction Standards, we have experienced isolated disruptions and some delays and we expect there will continue to be some problems for a period of time.

        Because we also provide services to covered entities, we have entered into agreements with certain of our customers to provide assurances that we will appropriately safeguard any PHI we receive from such customers. The contracts establish the permitted and required disclosures of PHI, preclude use or further disclosure of the information in a manner that would violate the Regulations and allow the covered entity to pursue remedies outlined in HIPAA or terminate the contract in the case of a material breach by us. We continue to monitor HIPAA activity and are prepared to incorporate the necessary changes to our software products or our operations to ensure compliance.

        Privacy Standards.    These rules became effective on April 14, 2001 and the compliance date for most entities was April 14, 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule has required us to incur product development and costs and we may continue to incur additional costs to comply. The rules restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

        Security Standards.    These rules become effective in April 2005 and establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are "required," meaning they must be implemented as specified in the rule. Twenty-two are "addressable." Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and services to ensure appropriate compliance with the Security Standards. We are unable to predict what changes might be made to the

Security Standards prior to the 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

  Other Government Regulations

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

BillAdvantage, ChartKeeper, Northern Health Anesthesia, RidgeMark, SecureConnect and Therapist Helper are either registered trademarks or trademarks of VantageMed Corporation. All other trademarks are the property of their respective owners.

Employees

        As of December 31, 2003, we employed 173 persons, including 20 in sales and marketing, 101 in customer support services, 34 in product development and 18 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union and we have not experienced any work stoppages and consider relations with our employees to be good.

        Our filings with the SEC, including our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, periodic current reports on Form 8-K and amendments to these reports, are available on the SEC's website free of charge (www.SEC.gov). In addition, the SEC's website contains reports, proxy, information statements and other information regarding issuers that file electronically with the SEC, including us.

Item 2. Properties

        We currently lease approximately 8,800 square feet at our principal executive and corporate headquarters at 3017 Kilgore Road, Rancho Cordova, California, that expires in December 2004. We also lease space at several locations throughout the United States, with lease terms expiring at various dates through 2007. We believe that these facilities are adequate for our current operations, and additional leased space can be obtained as needed. We have subleased some space in our facility in Boulder, Colorado and are actively seeking to sublease additional space in this facility. This lease expires in July 2007 and the property was vacated by us in June 2002. We are also seeking to sublease space in our facility in Milford, Michigan. This lease expires in July 2005 and the property was vacated by us in December 2003.

Item 3. Legal Proceedings

        On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed's accounting for the sale of the dental business that was attempted in September 2001. The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001. The SEC did not charge VantageMed with fraud or levy any monetary damages against the Company. However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws. VantageMed agreed to the order, without admitting or denying any findings. In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff. This settlement is not associated with VantageMed's reporting of the sale of the DentalMate business in September 2003.

        We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals amounted to $266,000 at December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

	2003		2002
Period
	High	Low	High	Low
First Quarter	$0.37	$0.15	$1.29	$0.58
Second Quarter	$0.70	$0.28	$0.75	$0.30
Third Quarter	$0.35	$0.20	$0.54	$0.12
Fourth Quarter	$1.00	$0.27	$0.36	$0.10

        As of March 26, 2004, we had 140 registered owners of our common stock and a substantially greater number of beneficial owners.

        We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future earnings for growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

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

Overview

        VantageMed is a national provider of healthcare information systems and services headquartered in Sacramento, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals and other healthcare providers in the operation of their practices. We have assembled sales offices throughout the United States by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

	Years Ended December 31,
	2003	2002
Recurring	$14,897	$15,304
Non-recurring	6,958	6,440

Total revenues	$21,855	$21,744

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

        Since our inception, we have invested approximately $22.9 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

        As of December 31, 2003, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $43 million and $4.5 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2023 and as of December 31, 2003, have been fully reserved on our balance sheet.

        We have acquired companies with technology that enhances our overall product offerings or that contributed to our customer base. Our acquisitions have produced an established distribution channel of local sales offices nationwide and provided us access to an existing customer base and new product offerings. We have not completed any acquisitions since 1999. In June 2002, we initiated a comprehensive restructuring plan that included a re-evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of approximately 30% of our total workforce at that time. In July 2003, we took additional restructuring actions. See Note 3 to our Consolidated Financial Statements included in this Form 10-KSB.

        Since July 1997, we have developed a customer base of over 12,000 sites through both acquisitions and internal growth. We expect our revenues to increase primarily through internal growth and potentially through acquisitions. We believe that the migration of existing customers to our Windows-based products, the marketing of these products to new customers, increasing our electronic services revenues through expanded service offerings and increased customer penetration are the keys to our internal growth strategy. Our growth model is therefore focused on increasing revenues from software licensing, support services and electronic transaction services, as well as maintaining recurring support revenues from our legacy customer base.

        The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in connection with our consolidated financial statements and related notes included in this Form 10-KSB.

Selected Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As restated, see Note 2 to Consolidated Financial Statements)
Consolidated Statement of Operations Data:
Revenues:
Software and systems	$5,495	$5,153	$6,958	$7,736	$9,429
Customer support	11,576	11,978	12,441	12,713	8,841
Electronic services	4,784	4,613	4,536	3,458	1,142

Total revenues	21,855	21,744	23,935	23,907	19,412
Cost of revenues:
Software and systems	2,494	1,854	2,420	2,899	4,078
Customer support	6,893	7,469	7,289	8,007	5,801
Electronic services	2,925	3,176	3,012	2,115	425

Total cost of revenues	12,312	12,499	12,721	13,021	10,304

Total gross margin	9,543	9,245	11,214	10,886	9,108
Operating expenses:
Selling, general and administrative	8,510	11,391	12,283	15,496	10,382
Product development	2,637	2,975	5,129	5,572	4,120
Depreciation and amortization	769	1,184	3,286	5,656	3,873
Stock-based compensation	27	—	—	—	—
Restructuring, impairment and other charges	1,318	1,748	5,792	12,899	—
Gain on sale of DentalMate business	(571)	—	—	—	—

Total operating expenses	12,690	17,298	26,490	39,623	18,375

Loss from operations	(3,147)	(8,053)	(15,276)	(28,737)	(9,267)
Shareholder litigation settlement	—	—	(1,300)	—	—
Interest and other income (expense), net	10	(7)	614	2,282	948

Loss before income taxes	(3,137)	(8,046)	(15,962)	(31,019)	(10,215)
Income tax provision	—	—	(15)	(18)	—

Net Loss	$(3,137)	$(8,046)	$(15,977)	$(31,037)	$(10,215)

Basic and diluted loss per share(1)	$(0.37)	$(0.95)	$(1.86)	$(3.84)	$(3.13)
Weighted-average shares-basic and diluted(1)	8,400	8,493	8,596	8,086	3,262
	As of December 31,
	2003	2002	2001	2000	1999
		(As restated, see Note 2)
Consolidated Balance Sheet Data:
Net working capital	$(2,187)	$(769)	$4,131	$13,001	$(8,012)
Cash, cash equivalents and short-term investments	2,359	2,682	5,456	16,295	2,713
Long-term investments	—	804	2,583	1,001	—
Total assets	7,638	9,964	17,806	34,189	36,464
Long-term debt, net of current portion	195	555	924	1,155	2,639
Accumulated deficit	(72,990)	(69,853)	(61,807)	(45,830)	(14,793)
Total stockholders' equity (deficit)	$(483)	$2,694	$10,791	$26,798	$20,492

(1)
Potentially dilutive securities from preferred stock, stock options, warrants or convertible notes have been excluded for all loss years.

Results of Operations

        The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2003	2002
		(As restated, see Note 2)
Revenues:
Software and systems	25.1%	23.7%
Customer support	53.0	55.1
Electronic services	21.9	21.2

Total revenues	100.0	100.0
Cost of revenues:
Software and systems	11.4	8.5
Customer support	31.5	34.4
Electronic services	13.4	14.6

Total cost of revenues	56.3	57.5

Total gross margin	43.7	42.5

Operating expenses:
Selling, general and administrative	38.9	52.4
Product development	12.1	13.7
Depreciation and amortization	3.5	5.4
Stock-based compensation	0.1	0.0
Restructuring, impairment and other charges	6.0	8.0
Gain on sale of DentalMate business	(2.6)	0.0
Total operating expenses	58.0	79.6

Loss from operations	(14.3)	(37.0)
Interest and other income (expense), net	0.0	0.0

Net loss	(14.3)%	(37.0)%

Results of Operations for the year ended December 31, 2003 compared to the year ended December 31, 2002

        Revenues.    Total revenues increased $111,000, or 0.5%, from $21.7 million for the year ended December 31, 2002 to $21.9 million for the year ended December 31, 2003. This increase included a $518,000 increase in non-recurring revenues that was partially offset by a $407,000 decrease in recurring revenues. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased $518,000, or 8.0%, from $6.4 million in 2002 to $7.0 million in 2003. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $407,000, or 2.6%, from $15.3 million in 2002 to $14.9 million in 2003 primarily due to a decrease in hardware maintenance services on our legacy products and a decrease in our billing services revenues.

          Software and Systems. Software and systems revenues increased $342,000, or 6.6%, from $5.2 million in 2002 to $5.5 million in 2003. This increase in software and systems revenues was primarily due to an increase in sales of our Windows-based practice management product, RidgeMark, and the hardware and supplies that often accompany these sales and to a lesser extent, sales of our TherapistHelper product. This increase in sales was primarily the result of our

  Great Exchange marketing campaign and efforts to migrate our legacy customer base to our Windows-based product.

          Approximately 20.3% of our 2003 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 22.9% in 2002. We are in process of discontinuing enhancements and regulatory updates for certain legacy products and as such we expect the percentage of software sales to continue to decrease as we migrate our legacy customer base to our core Windows-based products. Approximately 7.2% of our fourth quarter 2003 software sales were legacy products.

          Customer Support. Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation. A significant portion of our customer support revenues are considered to be recurring in nature and have not fluctuated significantly from period to period. The $402,000, or 3.4%, decrease from $12.0 million in 2002 to $11.6 million in 2003 is primarily due to a decrease in revenues from hardware maintenance services on our legacy products that can be expected as equipment ages and becomes cheaper to replace than to maintain as well as a decrease in billing services revenues due to a decrease in customers. These decreases were partially offset by an increase in training and installation revenues.

          Electronic Services. Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services. These revenues increased $171,000, or 3.7%, from $4.6 million in 2002 to $4.8 million in 2003 as we introduced electronic transaction functionality to several of our Windows-based products. These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

        Cost of Revenues.    Total cost of revenues decreased $187,000, or 1.5%, from $12.5 million in 2002 to $12.3 million in 2003. Gross margin (total revenues less cost of revenues divided by total revenues) improved from 42.5% in 2002 to 43.7% in 2003. This improvement was primarily due to our cost reduction efforts as well as the re-deployment of certain customer support personnel to product development activities associated with HIPAA.

          Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $640,000, or 34.5%, from $1.9 million in 2002 to $2.5 million in 2003 primarily due to an increase in costs associated with the sales of third party software. Gross margin on software and systems decreased from 64.0% in 2002 to 54.6% in 2003 primarily due to our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark software.

          Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $576,000, or 7.7%, from 2002 to 2003. Gross margin on customer support improved from 37.6% to 40.5% in 2003. This improvement in gross margin was primarily due to our cost reduction efforts as well as the re-deployment of certain employees from customer support to product development activities surrounding our HIPAA development projects.

          Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Customer support and electronic services cost of revenue decreased $251,000, or 7.9%, from 2002 to 2003. Gross margin on customer support and electronic services improved from 31.2% in 2002 to 38.9% in 2003. This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

        Selling, General and Administrative.    SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance. SG&A expenses decreased $2.9 million, or 25.3%, from $11.4 million, or 52.4% of revenues, in 2002 to $8.5 million, or 38.9% of revenues, in 2003. The reduction in SG&A expense was primarily due to a reduction in related headcount from 56 at December 31, 2002 to 38 at December 31, 2003 in connection with our June 2002 restructuring plan, a reduction in legal expenses and professional fees associated with the inquiry conducted by the Securities and Exchange Commission and the closure of several operating facilities as a result of our June 2002 restructuring.

        Product Development.    Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products as well as development of certain legacy products to address HIPAA compliance. In June 2002, we implemented a restructuring plan that included a re-evaluation of all product development initiatives and that focused our efforts on improving the functionality and performance of our Windows-based products and on developing new products that operate on a common architecture. As a result, product development expenses decreased $338,000, or 11.4%, from $3.0 million, or 13.7% of revenues, in 2002 to $2.6 million, or 12.1% of revenues in 2003.

        Stock-based compensation.    Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $27,000 for the year ended December 31, 2003. This expense is associated with options we have granted to employees, directors and executives during 2003 and is based on an estimate of fair market value using the Black- Scholes option pricing model.

        Restructuring, Impairment and Other Charges.    In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products. The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel. As of December 31, 2002, all but one of these employees had been terminated. We recorded a restructuring expense of $1.7 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being vacated as well as write-downs of property and equipment that would no longer be used.

        In 2003, we recognized a net restructuring expense of $135,000 which was primarily due to our estimate of the expected loss on a leased facility that was vacated in the fourth quarter of 2003. In addition, in the first and third quarters of 2003, we made adjustments to our 2002 lease reserve estimate that included adjustments in connection with the error correction described in Note 2 to our Consolidated Financial Statements. The impact of these lease reserve adjustments was not significant to our 2003 results of operations.

        The components of our 2002 and 2003 restructuring provisions and activity in the related reserve are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$917	$98	$1,748
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)

December 31, 2002 balance	4	806	—	810
2003 provision	—	135	—	135
Cash payments	(4)	(240)	—	(244)

December 31, 2003 balance	$—	$701	—	$701

        Lease payments will be made through the end of the lease term (December 2007).

        In the fourth quarter of 2003 we performed the annual impairment review of goodwill required by SFAS 142 and determined that due to the performance of our billing services units as well as changes made to our legacy system migration strategy including a formal plan to discontinue support of certain systems at future dates, components of our goodwill and intangible assets were impaired. To determine the amount of the impairment charge and implied fair value of goodwill, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities. As a result of this analysis, we recorded an impairment charge of $1.2 million. Approximately $803,000 of this charge was related to an impairment of goodwill primarily associated with our billing services business units.

        Depreciation and Amortization.    Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our fixed assets and decreased $303,000, or 41.0% from 2002 to 2003 primarily due to certain fixed assets that became fully depreciated during 2003. To a lesser extent, the fixed assets written off in connection with our June 2002 restructuring accounted for part of the decrease. Amortization expense is recognized on a straight-line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $111,000, or 25.0%, from 2002 to 2003. The decrease was primarily due to certain intangible assets that became fully amortized during 2003.

        Gain on sale of DentalMate business.    In September 2003, we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000. We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and deferred recognition of the gain associated with the $100,000 in notes receivable until actual receipt of cash. An additional $47,000 of gain was recognized in the fourth quarter of 2003 when one of the installment payments was received. The balance of the gain will be recognized when the final installment payment is received.

        Interest and Other Income (Expense), Net.    Interest income decreased $99,000, or 51.8% from 2002 to 2003 primarily due to a $1.1 million, or 32.9%, decrease in our cash and investment balances from December 31, 2002 to December 31, 2003. To a lesser extent, a decrease in interest rates contributed to the decrease in interest income. Interest expense also decreased in connection with a decrease in our debt and capital leases.

        Income Taxes.    We did not record a provision for income taxes in 2002 or 2003, as we did not generate book or taxable income. At December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

        Revenue Recognition.    We enter into license agreements with customers, that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

        Allowance for doubtful accounts.    We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency.

        Inventory reserves.    Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old are fully reserved and the related charge is recorded as cost of revenue.

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

        Income taxes.    We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Liquidity and Capital Resources

        Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

        Net cash used for operating activities was $815,000 in 2003 compared to $5.4 million 2002. In 2003, our net loss of $3.1 million excluding non-cash charges of $769,000 for depreciation and amortization, and $1.2 million for asset impairment charges was $1.2 million which accounts for substantially all of this loss. This loss was partially offset by increases in deferred revenue and customer deposits and accounts payable and accrued liabilities of $864,000 and $430,000, respectively, while an increase in accounts receivable used cash of $473,000. In 2002, our net loss of $8.0 million excluding non-cash charges of $1.2 million for depreciation and amortization was $6.9 million which accounts for substantially all of the $5.4 million of cash used for operating activities in 2002.

        Investing activities provided $1.6 million in cash in 2003 and $4.5 million in cash in 2002. In both years, net proceeds from the sale of investments provided substantially all of the cash. In 2003, $547,000 of cash was provided in connection with the sale of our DentalMate business. These sources of cash were partially offset by capital expenditures of $294,000 and $171,000 in 2003 and 2002, respectively.

        Net cash used in financing activities was $603,000 and $496,000 in 2003 and 2002, respectively. In both years, payments on debt accounted for the use of cash.

        At December 31, 2003, we had negative working capital, and had negative cash flow during the quarter and during the year. We also had a deficit in stockholder's equity for the first time. We implemented a restructuring plan in June 2002 aimed at substantially reducing monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products. This plan included re-evaluating all product development initiatives, consolidating certain operating facilities and the reduction of personnel by approximately 30% of our workforce, at that time. The restructuring efforts are substantially complete. These actions have substantially reduced our monthly cash usage and we expect to make additional expense reductions that will further decrease our monthly cash usage. During the first six months of 2002, cash used for operations totaled $4.4 million. Subsequent to our restructuring, cash used for operations was reduced to $978,000 in the last six months of 2002. Cash used for operations totaled $815,000 for the twelve months ended December 31, 2003.

        At December 31, 2003, we had $2.4 million of cash and short term investments. Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least December 2004. However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

        At December 31, 2003, we had $486,000 in debt primarily issued in connection with our acquisitions. Interest rates on these notes range from 5.5% to 6.95%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2003, we had $170,000 in capital leases that mature from February 2004 to December 2005. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2002, we had $726,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $328,000 in capital leases.

        We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado and are actively seeking to sublease additional space. This lease expires in July 2007 and the property was vacated by us in June 2002.

        Future minimum payments under all debt and lease obligations at December 31, 2003 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2004	$351	$126	$825
2005	135	62	553
2006	—	—	237
2007	—	—	88
Total minimum payments	486	188	$1,703

Less: interest on capital lease obligations at rates of 8.62% to 18.93%	—	(18)
Less: current maturities	(351)	(110)

Long-term portion	$135	$60

        The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $48,000, $69,000, $57,000 and $31,000 in 2004, 2005, 2006 and 2007, respectively.

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial condition.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the quarter ended June 30, 2003 did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN 46 requires that the company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about VIEs. However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors

        This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

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

Risks Associated with our Business

Our Stock Has Been Delisted From The NASDAQ National Market

        On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00. As a result, our stock now trades on the OTC Bulletin Board. Stockholders may have difficulty buying and selling our stock on the OTC. Since the OTC is broker driven marketplace, we are dependent on professional market makers to facilitate trading of our stock on the OTC. If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities. In addition, because the market price for our stock has been below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company's securities. As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.

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

We Have A History Of Losses And We May Never Achieve Profitability

        We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of December 31, 2003, our accumulated deficit was $73.0 million. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

        At December 31, 2003, we had $2.4 million of cash, short and long-term investments and had negative working capital. Based on our current sales forecast and planned operating expenditures, we believe that our cash, short-term and long-term investments will be sufficient to meet our cash flow needs through at least December 2004. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond December 2004.

        Additional financing may not be available on terms favorable to us, or at all. In the event that such financing requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.

If We Fail To Properly Manage Our Growth, We May Be Unable To Achieve Or Sustain Profitability

        We have experienced a recent period of growth in unit sales, which has placed, and may continue to place, a significant strain on our resources. To address this issue, we have made a number of changes to our policies and procedures and expect to expand our overall software development, marketing, sales, client management and training capacity. In the event that we are unable to timely and adequately modify our policies and procedures to support this increase in growth or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe our operations could be adversely affected. In addition, many of the changes we expect to make will require us a cash investment. Our ability to effectively implement these changes could be limited by our financial resources.

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

        Our current services and anticipated future services are dependent on the use and growth of electronic transaction processing. To the extent that the HIPAA standard transactions are not adopted or are modified by individual payers, or do not further penetrate the healthcare information technology industry, our ability to realize revenue from electronic services will be limited and we may not be able to increase our revenues.

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

We Are Currently Engaged in Intellectual Property Litigation That is Time-Consuming and Expensive to Prosecute; If We Are Unable To Protect Our Intellectual Property We May Lose Assets Or Continue to Incur Costly Litigation To Protect Our Rights

        We rely primarily on a combination of copyrights, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property. We currently have no patents and limited registered copyrights covering technology related to our products. We have no plans to seek such legal protection and, if we do, protection may not be granted.

        Despite our efforts to protect our intellectual property, we have experienced and may continue to experience instances where a third party or a former employee could attempt to copy, reverse engineer or otherwise obtain and use our intellectual property, customer lists or trade secrets without authorization or could develop software competitive to ours. We are aggressively pursuing these matters as they arise.

        In addition, our intellectual property may be misappropriated or infringed upon or may infringe upon the rights of others. Consequently, litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect our intellectual property. Additionally, we may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all. In addition, we indemnify our customers in the event that infringement occurs.

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

If We Fail to Develop New Products and Product Enhancements In A Timely Manner, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

        There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

        Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and Internet companies. Industry competitors include organizations such as WebMD Corporation, VitalWorks, Inc., PracticeWorks, Inc., Misys Healthcare Systems, McKesson HBOC, Quality Systems, Inc., Millbrook Corporation and ProxyMed. Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

Item 7. Financial Statements

        The Company's Consolidated Financial Statements are located on the pages indicated below:

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
VantageMed Corporation

        We have audited the accompanying consolidated balance sheets of VantageMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VantageMed Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.

        The accompanying consolidated financial statements for the year ended December 31, 2002 have been restated as discussed in Note 2.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company sustained recurring losses from operations and had an accumulated deficit and stockholders deficit of $73 million and $483,000, respectively as of December 31, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP
San Francisco, California
March 1, 2004

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002
		(As restated, see Note 2)
Revenues:
Software and systems	$5,495	$5,153
Customer support	11,576	11,978
Electronic services	4,784	4,613

Total revenues	21,855	21,744
Cost of revenues:
Software and systems	2,494	1,854
Customer support	6,893	7,469
Electronic services	2,925	3,176

Total cost of revenues	12,312	12,499

Total gross margin	9,543	9,245

Operating expenses:
Selling, general and administrative	8,510	11,391
Product development	2,637	2,975
Depreciation and amortization	769	1,184
Stock-based compensation	27	—
Restructuring and impairment	1,318	1,748
Gain on sale of DentalMate business	(571)	—

Total operating expenses	12,690	17,298

Loss from operations	(3,147)	(8,053)

Other income (expense):
Interest income	92	191
Interest expense and other, net	(82)	(184)

Total other income (expense)	10	7

Net loss	$(3,137)	$(8,046)

Basic and diluted net loss per share	$(0.37)	$(0.95)

Weighted-average shares—basic and diluted	8,400	8,493

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	2003	2002
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,585	$1,440
Short-term investments	774	1,242
Accounts receivable, net of allowance of $129 and $109, respectively	2,373	1,912
Current portion of notes receivable	—	81
Inventories, net of reserve of $24 and $50, respectively	269	210
Prepaid expenses and other	366	354

Total current assets	5,367	5,239
Long-term investments	—	804
Other assets, net of current portion	17	5
Property and equipment, net	506	655
Intangibles, net	1,748	3,261

Total assets	$7,638	$9,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$461	$499
Accounts payable	1,162	829
Accrued liabilities	2,386	1,924
Customer deposits and deferred revenue	3,545	2,756

Total current liabilities	7,554	6,008
Long-term portion of restructuring reserve, net of current portion	372	707
Long-term debt, net of current portion	195	555

Total liabilities	8,121	7,270

Commitments and contingencies (Notes 8 and 12)	—	—
Stockholders' equity (deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,343,770 and 8,473,999 shares issued and outstanding in 2003 and 2002, respectively	8	8
Additional paid-in capital	72,483	72,511
Accumulated other comprehensive income	16	28
Accumulated deficit	(72,990)	(69,853)

Total stockholders' equity (deficit)	(483)	2,694

Total liabilities and stockholders' equity (deficit)	$7,638	$9,964

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share amounts)
(As restated, see Note 2)

	Common Stock			Unrealized Gain (Loss) On Available-For-Sale Securities
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2001	8,535,831	$9	$72,549	$40	$(61,807)	$10,791
Repayment of notes receivable with common stock held as collateral	(61,832)	(1)	(38)	—	—	(39)

Subtotal	8,473,999	8	72,511	40	(61,807)	10,752
Unrealized loss on investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(8,046)	(8,046)

Comprehensive loss						(8,058)

Balance, December 31, 2002	8,473,999	8	72,511	28	(69,853)	2,694
Repayment of notes receivable with common stock held as collateral	(130,519)	—	(87)	—	—	(87)
Shares issued in exchange for options exercised	290	—	—	—	—	—
Stock-based compensation expense	—	—	27	—	—	27
Issuance of warrants to purchase common stock	—	—	32	—	—	32

Subtotal	8,343,770	8	72,483	28	(69,853)	2,666
Unrealized loss on investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(3,137)	(3,137)

Comprehensive loss						(3,149)

Balance, December 31, 2003	8,343,770	$8	$72,483	$16	$(72,990)	$(483)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net loss	$(3,137)	$(8,046)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	769	1,184
Loss (gain) on disposal of assets	(571)	113
Bad debt expense	—	44
Impairment of intangibles	1,183	—
Stock-based compensation	27	—
Changes in assets and liabilities:
Accounts receivable	(473)	369
Inventories	(64)	137
Prepaid expenses and other	157	114
Accounts payable and accrued liabilities	430	621
Customer deposits and deferred revenue	864	57

Net cash used for operating activities	(815)	(5,407)

Cash flows from investing activities:
Purchases of property and equipment	(294)	(171)
Purchase of investments	—	(492)
Proceeds from maturities of investments	1,260	5,148
Proceeds from sale of DentalMate business	547	—
Notes receivable payments received	50	66

Net cash provided by investing activities	1,563	4,551

Cash flows from financing activities:
Payments on debt	(603)	(496)

Net cash used for financing activities	(603)	(496)

Net increase (decrease) in cash and cash equivalents	145	(1,352)
Cash and cash equivalents, beginning of year	1,440	2,792

Cash and cash equivalents, end of year	$1,585	$1,440

Supplemental cash flow information:
Cash payments for interest	$69	$108

Liquidation of stock for payment on note receivable	$87	$39

Acquisition of property and equipment under capital lease arrangements	$—	$73

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

        VantageMed Corporation was incorporated in California on June 1, 1995 and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Sacramento, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

Risks and uncertainties

        The accompanying consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern. However, we have incurred recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital and we have an accumulated deficit and stockholders' deficit of $74 million and $483,000, respectively, as of December 31, 2003. Recoverability of a portion of the recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon our continued operations, which is in turn dependent on our ability to succeed in our future operations and meet our financing requirements on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        We believe that we have taken many of the necessary steps in order to succeed in our future operations. These steps have included our restructuring program implemented in 2002, our functional reorganization implemented in 2003, the enhancement of our sales and marketing functions as well as our strategy to convert our legacy system customers to our Windows-based systems in order to streamline support and development costs. As a result of the enhancement of our sales and marketing functions we booked more RidgeMark orders in the fourth quarter of 2003 than we booked in the last two years combined. In the event that we are unable to successfully scale our client services operation to timely install and implement these RidgeMark orders, we may not be successful in our future operations.

        We may never be able to achieve positive operating cash flow, working capital or profitability. We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. Based on our current sales forecast and planned operating expenditures we believe that our cash and short-term investments are sufficient to meet our cash flow needs through at least December 2004; however there can be no assurance that our plans will succeed.

Revenue recognition

        Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition," when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. We generally charge a one-time license fee for the right to use our proprietary software. The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement. The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies. Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution. We do not offer extended payment terms or cancellation provisions. We also license one of our proprietary software products on a monthly subscription basis. No long-term commitment is required and the customer can cancel the subscription agreement at any time. Under the subscription agreement, license fee revenue is recognized ratably over the license period.

        Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Upon contract execution, we collect a deposit, which can vary from 0% to 50% based on the customer's credit profile and previous relationship with us, if any. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as deferred revenue.

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

Software development costs

        To date, all of our costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility, evidenced by establishment of a working model, has been immaterial. To the extent that we incur additional development costs after technological feasibility has been established, we would capitalize those development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Allowance for doubtful accounts

        We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. We consider a number of matters when granting credit to customers including our prior experience with them their current cash resources and ability to obtain lease financing.

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, if applicable, generally three to seven years. Repair and maintenance costs are expensed as they are incurred.

Goodwill

        We evaluate the carrying value of goodwill annually in accordance with SFAS No. 142. The annual impairment review required by SFAS 142 involves a two-step process as follows:

        Step 1—Compare the fair value of each reporting unit to the carrying value, including goodwill, of each of the reporting units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, Step 2 is performed. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

        Step 2—Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. Compare the implied fair value of the reporting unit's goodwill with the carrying value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

Finite-lived Intangibles and Long-lived Assets

        Finite-lived intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets. An impairment charge will be recorded on finite-lived intangibles or long-lived assets when it is determined that the carrying value of the intangibles and long-lived assets may not be recoverable. There are several factors considered important which could trigger an impairment including changes in our use of the acquired assets or the strategy for our business and significant negative industry or economic trends.

        Based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business model.

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

        Short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$208	—	—	208
Commercial paper	758	16	—	774

Total available-for-sale investment securities	$966	$16	$—	$982

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$134	$—	$—	$134
Commercial paper	2,018	36	(8)	2,046

Total available-for-sale investment securities	$2,152	$36	$(8)	$2,180

        The amortized cost and fair value of available-for-sale investment securities by contractual maturity, are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Fair Value
Due within one year	$966	$982
	December 31, 2002
	Amortized Cost	Fair Value
Due within one year	$1,384	$1,376
Due after one, but within 5 years	768	804

Total available-for-sale investment securities	$2,152	$2,180

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

Use of estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted within the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual results could differ from these estimates.

Legal Costs

        Legal costs incurred and arising in the normal course of business are expensed as incurred. Estimated future costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

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

	2003	2002
Stock options	1,657	1,648
Warrants to purchase common stock	100	30

Comprehensive loss

        We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During 2003 and 2002, other comprehensive income consisted of unrealized holding gains and losses on available-for-sale investment securities.

Stock-based compensation

        Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations, and complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen. The transition and disclosure provisions of SFAS No. 148 were effective for our year ended December 31, 2002. The implementation of SFAS No. 148 did not have a material impact on our results of operations or financial condition. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $27,000 in the year ended December 31, 2003.

        Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to

January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
		(As restated, see Note 2)
Net loss, as reported	$(3,137)	$(8,046)
Add stock-based compensation expense included in reported net loss, net of related tax effects	27	—
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(244)	(592)

Pro forma net loss	(3,354)	(8,638)
Basic and diluted loss per share:
As reported	$(0.37)	$(0.95)
Pro forma	$(0.40)	$(1.02)

        For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yield	0%	0%
Risk-free interest rate	3.5%	3.5%
Stock price volatility	222%	223%
Expected life	3.5 years	3.5 years

        The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Recent accounting pronouncements

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial condition.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the quarter ended June 30, 2003 did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN 46 requires that the company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about VIEs. However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

NOTE 2—CORRECTION OF AN ERROR

        This Form 10KSB reflects a restated consolidated balance sheet as of December 31, 2002 and restated consolidated statements of operations, stockholders equity and cash flows for the year ended December 31, 2002. During the second quarter of 2002, we reserved for certain lease commitments in connection with a restructuring program. During the third quarter of 2003, we concluded that the original restructuring reserve did not adequately provide for tax, insurance and common area maintenance charges totaling approximately $245,000 that we are obligated to pay for under these lease arrangements. In addition, in the third quarter of 2003, we discovered a lease amendment that was signed in April 2000 with minimum lease payments totaling $257,000 to be made starting in December 2004 through July 2007. These minimum lease payments and the related charges as well as the associated estimated sublease income stream of approximately $119,000 were incorrectly omitted from the restructuring reserve that was provided for in the second quarter of 2002. The restated adjustments below reflect an additional $383,000 of expense, recorded in the quarter ended June 30, 2002, associated with these lease related items.

        All related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect this adjustment.

        The results of the restatement are as follows (in thousands, except per share data):

	Year Ended December 31, 2002
Statement of Operations Data	As Originally Reported	Restatement Adjustments	As Restated
Restructuring charges	$1,365	$383	$1,748
Total operating costs and expenses	16,915	383	17,298
Loss from operations	(7,670)	(383)	(8,053)
Net loss	(7,663)	(383)	(8,046)
	As of December 31, 2002
Balance Sheet Data	As Originally Reported	Restatement Adjustments	As Restated
Long-term portion of restructuring reserve	$324	$383	$707
Total liabilities	6,887	383	7,270
Accumulated deficit	(69,470)	(383)	(69,853)
	Year Ended December 31, 2002
Statement of Cash Flows Data	As Originally Reported	Restatement Adjustments	As Restated
Net loss	$(7,663)	$(383)	$(8,046)
Change in accounts payable and accrued liabilities	238	383	621

NOTE 3—RESTRUCTURING ACTIVITIES

        In June 2002, we implemented a restructuring plan that was aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliant products. The restructuring plan included a re-evaluation of all product development initiatives, consolidating certain operating facilities and a reduction in personnel by approximately 30% of our workforce including 20 sales and administrative employees, 27 product development employees and 27 customer service personnel. As of December 31, 2002, all but one of these employees was terminated. In 2002, we recorded an expense of $1.7 million in connection with this restructuring program representing severance payments, an expected loss on leased facilities that were being consolidated as well as write-downs of property and equipment that would no longer be used.

        In 2003, we recognized a net restructuring expense of $135,000 which was primarily due to our estimate of the expected loss on a leased facility that was vacated in the fourth quarter of 2003. In addition, in the first and third quarters of 2003, we made adjustments to our 2002 lease reserve estimate that included adjustments in connection with the error correction described in Note 2. The impact of these lease reserve adjustments was not significant to our 2003 results of operations.

        The components of our 2002 and 2003 restructuring provisions and activity in the related reserve are as follows (in thousands):

	Severance	Leased Facilities	Fixed Assets	Total
2002 provision	$733	$917	$98	$1,748
Non-cash charges	—	—	(98)	(98)
Cash payments	(729)	(111)	—	(840)

December 31, 2002 balance	4	806	—	810
2003 provision	—	135	—	135
Non-cash charges	—	—	—	—
Cash payments	(4)	(240)	—	(244)

December 31, 2003 balance	$—	$701	—	$701

        Lease payments will be made through the end of the lease term (December 2007).

NOTE 4—SALE OF DENTALMATE BUSINESS

        In September 2003, we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000. We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and deferred recognition of the gain associated with the $100,000 in notes receivable until actual receipt of cash. An additional $47,000 of gain was recognized in the fourth quarter of 2003 when one of the installment payments was received. The balance of the gain will be recognized when the final installment payment is received.

NOTE 5—NOTES RECEIVABLE

        We had four notes receivable at December 31, 2002. Two notes totaling $14,000 bore interest at 6 percent per annum and were paid in full in March 2003. One note totaling $18,000 was with one of our employees. This note bore interest at 8 percent per annum, was unsecured and is being forgiven on a monthly basis through April 2004 in exchange for services rendered. This employee was terminated in 2003 and the balance of the note was forgiven as part of the separation agreement.

        Additionally, we had a $200,000 note with a former officer and director that was secured by 300,000 shares of our common stock. Total principal and interest on this note, which bore interest at the prime rate, became due and payable on November 3, 2002 and was in default as of December 31, 2002. As of December 31, 2002, we had foreclosed on 41,832 shares we held as collateral and had recorded a reserve of $141,000 against the remaining balance. We had not recognized interest income on this note since April 2002. In August 2003, this former officer filed bankruptcy and we foreclosed on the balance of the shares outstanding. At December 31, 2003, there are no recorded amounts due from this officer and all of the shares have been cancelled.

        A note totaling $23,000 with one of our former employees, was paid in full with shares we held as collateral in June 2002.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        In the fourth quarter of 2003 we performed the annual impairment review of goodwill required by SFAS 142 and determined that due to the performance of our billing services units as well as changes made to our legacy system migration strategy including a formal plan to discontinue enhancements and regulatory updates of certain systems at future dates, components of our goodwill and intangible assets were impaired. To determine the amount of the impairment charge and implied fair value of goodwill, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and non-goodwill intangible assets and liabilities. As a result of this analysis, we recorded an impairment charge of $1.2 million. Approximately $803,000 of this charge was related to an impairment of goodwill primarily associated with our billing services business units.

        Components of intangible assets were as follows (in thousands):

	December 31,
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,194)
Customer lists	4,688	(3,775)	5,068	(3,527)
Other	297	(297)	297	(297)

	$9,261	$(8,348)	$9,641	$(8,018)

Intangible assets not subject to amortization:
Goodwill	$835	$—	$1,638	$—

        Amortization of intangible assets was approximately $330,000 and $440,000 for the years ended December 31, 2003 and 2002, respectively. We expect amortization expense to be approximately $175,000 for the years ended December 31, 2004 and 2005, $160,000 for the years ended December 31, 2006 and 2007 and $150,000 for the year ended December 31, 2008.

NOTE 7—BALANCE SHEET COMPONENTS

        Property and equipment net, consisted of the following (in thousands):

	December 31,
	2003	2002
Office and computer equipment	$2,380	$2,163
Furniture and fixtures	211	239
Vehicles	20	20
Leasehold improvements	182	176

	2,793	2,598
Less: accumulated amortization and depreciation	(2,287)	(1,943)

	$506	$655

        Depreciation expense was approximately $441,000 and $744,000 for the years ended December 31, 2003 and 2002, respectively.

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
		(As restated, see Note 2)
Accrued payroll and related expenses	$424	$504
State and Local taxes payable	524	533
Restructuring, current portion (see Note 3)	329	103
Other	1,109	784

	$2,386	$1,924

NOTE 8—DEBT AND LEASE OBLIGATIONS

        At December 31, 2003, we had $486,000 in debt primarily issued in connection with our acquisitions. Interest rates on these notes range from 5.5% to 6.95%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2003, we had $170,000 in capital leases that mature from February 2004 to December 2005. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2002, we had $726,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $328,000 in capital leases.

        We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado and are actively seeking to sublease additional space. This lease expires in July 2007 and the property was vacated by us in June 2002.

        Future minimum payments under all debt and lease obligations at December 31, 2003 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2004	$351	$126	$825
2005	135	62	553
2006	—	—	237
2007	—	—	88

Total minimum payments	486	188	$1,703

Less: interest on capital lease obligations at rates of 8.62% to 18.93%	—	(18)
Less: current maturities	(351)	(110)

Long-term portion	$135	$60

        The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $48,000, $69,000, $57,000 and $31,000 in 2004, 2005, 2006 and 2007, respectively.

NOTE 9—STOCKHOLDERS' EQUITY

Warrants

        In June 2003, we issued warrants to purchase 100,000 shares of our common stock in connection with a consulting arrangement. The fair value of the warrants was estimated to be $33,000 using a Black-Scholes option pricing model and is being amortized to expense over the three-year term of the arrangement.

        In August 1999, in connection with an acquisition, we issued warrants to purchase 30,000 shares of our common stock at an exercise price of $11.10 per share that expired on August 1, 2003. The fair value of these warrants was recorded as additional purchase price. In October 1999, in connection with the issuance of a convertible promissory note, we issued warrants for 13,333 shares exercisable at $7.20 per share. These warrants expired unexercised on October 6, 2002. The fair value of these warrants of approximately $80,000 was calculated using the Black-Scholes option pricing model and was amortized to interest expense over the term of the note.

Stock Option Plans

        Under the Stock Option/Stock Issuance Plan (1998 Plan) the Board of Directors is authorized to grant options to purchase our common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered to VantageMed. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. At December 31, 2003, there were approximately 698,000 shares available for issuance under the 1998 Plan. A summary of stock option activity and related information is as follows (in thousands except per share amounts):

	Year Ended December 31,
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of period	1,648	$1.07	1,228	$3.66
Granted	549	0.36	1,305	0.45
Cancelled	(540)	1.36	(885)	3.77

Balance, end of period	1,657	$0.75	1,648	$1.07

        The following table summarizes information about our outstanding stock options at December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	# Options Outstanding	Wtd. Avg. Contractual Life Remaining (Years)	Wtd. Avg. Exercise Price	Vested	Wtd. Avg. Exercise Price
$0.12-$0.35	414	9.35	$0.24	83	$0.19
$0.40-$0.47	791	8.58	0.43	360	0.43
$0.55-$1.00	283	8.62	0.72	130	0.80
$1.56-$2.88	139	5.94	2.31	124	2.31
$7.50-$52.32	30	5.07	9.11	30	9.11

Total	1,657	8.49	$0.75	727	$0.89

        The weighted-average grant date fair value of options granted was $0.34 and $0.44 per option during 2003 and 2002, respectively.

NOTE 10—401K SAVINGS PLAN

        We maintain a 401(k) Savings Plan (the Plan) under which employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 90 consecutive days of service. Employee contributions are 100% vested at all times. We may make discretionary contributions to the Plan, which vest annually over a six-year period. We made no discretionary contributions to the Plan in 2003 or 2002.

NOTE 11—INCOME TAXES

        No provision for income taxes was recorded in 2003 or 2002 since we generated both book and tax losses. Our provision for (benefit from) income taxes in 2003 and 2002 consisted of (in thousands):

	December 31,
	2003	2002
Current:
Federal	$—	$—
State	—	—

Total current	$—	$—
Deferred:
Federal	$(82)	$(3,931)
State	243	628

Total deferred	161	(3,303)
Change in valuation allowance	(161)	(3,303)

Net income tax provision	$—	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire through 2023. The extent to which these loss carryforwards can be used to offset future taxable income may be limited. The components of our deferred income taxes were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$14,881	$15,071
Accruals and reserves not currently deductible	2,083	2,068

	16,964	17,139
Deferred tax liabilities:
Depreciation	(203)	(217)
Net deferred tax asset before allowance	16,761	16,922
Valuation allowance	(16,761)	(16,922)

Net deferred tax asset	$—	$—

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

	Year Ended December 31,
	2003	2002
Expected tax benefit	$(1,067)	$(2,605)
Decrease in income taxes resulting from:
State income benefit	(114)	(447)
Increase in deferred tax asset valuation allowance	161	2,883
Nondeductible expenses	1,020	169

Net income tax provision	$—	$—

NOTE 12—LITIGATION AND CONTINGENCIES

        On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed's accounting for the sale of the dental business that was attempted in September 2001. The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001. The SEC did not charge VantageMed with fraud or levy any monetary damages against the Company. However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws. VantageMed agreed to the order, without admitting or denying any findings. In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff. This settlement is not associated with VantageMed's reporting of the sale of the DentalMate business in September 2003.

        We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals amounted to $266,000 at December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 13—SEGMENT REPORTING

        We have evaluated our approach for making operating decisions and assessing the performance of our business and have determined that we have three reportable segments: software and systems, customer support and electronic services. The software and systems sales group sells and licenses practice management software products to physicians, and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a medical practice. The customer support group provides software, network and hardware support, training, installation services. The electronic services group provides electronic claims processing, electronic statement printing and mailing and electronic remittance advice services.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below gross margin by segment.

Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for 2003 and 2002.

NOTE 14—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter
(In thousands, except per share amounts)					Fiscal Year
	First	Second	Third	Fourth
		(2002 restated, see Note 2)			(2002 restated, see Note 2)
2003:
Total Revenues	$5,338	$5,228	$5,628	$5,661	$21,855
Gross margin	2,168	2,181	2,605	2,589	9,543
Net income (loss)(1)	(965)	(726)	298	(1,744)	(3,137)
Basic and diluted net income (loss) per share	$(0.11)	$(0.09)	$0.04	$(0.21)	$(0.37)
2002:
Total Revenues	$5,386	$5,282	$5,339	$5,737	$21,744
Gross margin	2,273	2,171	2,303	2,498	9,245
Net loss(2)	(2,121)	(4,532)	(630)	(763)	(8,046)
Basic and diluted net loss per share(3)	$(0.25)	$(0.53)	$(0.07)	$(0.09)	$(0.95)

(1)
Includes $1.1 million for impairment charges in the fourth quarter and a gain of $524,000 on the sale of the DentalMate business in the third quarter.

(2)
Includes $1.7 million for restructuring charges in the second quarter.

(3)
Net loss and basic and diluted net loss per share as previously reported for the second quarter of 2002 were ($4.1) million and ($0.49), respectively.

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

Item 8A. Controls and Procedures

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

PART III

        Certain information required by Part III is omitted from this Report on Form 10-KSB in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May of 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement), and certain information included in the Proxy Statement is incorporated herein by reference.

Item 9. Directors and Executive Officers of the Registrant

  (a)
  Executive Officers—The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in our 2004 Proxy Statement.

  (b)
  Directors—The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in our 2004 Proxy Statement.

        The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement.

Item 10. Executive Compensation

        The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" in our 2004 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in our 2004 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in our 2004 Proxy Statement.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Our Consolidated Financial Statements are included in Part II, Item 8 of this Report. The exhibits below are filed as part of this Report on Form 10-KSB.

Exhibit Number	Exhibit Title
2.1*	Merger Agreement with Mariner Systems, Inc.
2.2*	Assignment and Assumption Agreement (Mariner Systems, Inc.) by and between VM1 Acquisition Corp. (Assignor) and VM4 Acquisition Corp. (Assignee).
3.1*	Form of Registrant's Amended and Restated Form of Certificate of Incorporation.
3.2*	Form of Registrant's Amended and Restated Bylaws.
4.1*	Form of Registrant's Specimen Stock Certificate.
10.1*	Lease Agreement, dated November 1, 1996 between Registrant and Dr. Jun Hasegawa and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust, dated June 8, 1999.
10.2*	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated January 18, 1999.
10.3*	Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated August 20, 1999.
10.4*	Employment Agreement dated August 6, 1999 entered into between Registrant and James Seiler.

10.5*	Secured Convertible Promissory Note, dated October 7, 1999, issued to Friedli Corporate Finance.
10.6*	Convertible Promissory Note dated October 7, 1999 issued to Friedli Corporate Finance.
10.7*	Secured Promissory Note, dated January 3, 2000 issued to Friedli Corporate Finance.
10.8*	Warrant dated August 6, 1999, issued to Pine, Inc.
10.9*	Warrant dated August 6, 1999, issued to Pine, Inc.
10.10*	Warrant dated October 7, 1999, issued to Peter Friedli.
10.11*	Promissory Note dated July 15, 1997, issued to Richard Pendleton.
10.12*	Consulting Agreement dated July 27, 1998, entered into between Registrant and Peter Friedli.
10.13*	VantageMed's Amended and Restated 1998 Stock Option/Stock Issuance Plan.
10.14*	Form of Indemnity Agreement entered into by Registrant with each of its officers and directors.
10.15*	Non-Exclusive Software License Agreement, dated December 31, 1998 between Registrant and QuadraMed Corporation.
10.16*	Change in Control Agreement dated July 23, 1998, between Registrant and with Thomas A. McCreery.
10.17*	Employment Agreement dated April 30, 1998, between Registrant and with Gregory Vap.
10.18*	Management Employment Agreement dated July 31, 2000, between Registrant and with Joel Harris.
10.19*	Secured Promissory Note, dated November 3, 2000 and Stock Pledge Agreement issued by Richard W. Pendleton to Registrant.
10.20*	Amendment 1 to the Management Employment Agreement with Joel Harris dated September 18, 2000.
10.21*	Amendment 1 to the Management Employment Agreement with James Seiler dated September 18, 2000.
10.22*	Separation Agreement and Release with James Seiler dated April 19, 2002
10.23*	Separation Agreement and Mutual General Release of Claims with Joel Harris dated May 13, 2002
10.24*	Employment Agreement dated August 7, 2002, between VantageMed Corporation and Richard Brooks (previously filed as Exhibit 10.1 to the Form 10-Q filed by VantageMed Corporation on August 14, 2002)
10.25*	Employment Agreement dated August 7, 2002, between VantageMed Corporation and Gregory B. Hill (previously filed as Exhibit 10.2 to the Form 10-Q filed by VantageMed Corporation on August 14, 2002)
10.26*	Employment Agreement dated February 18, 2003, between VantageMed Corporation and Rick Altinger
10.27*	Employment Agreement dated May 20, 2003, between VantageMed Corporation and Philip Ranger (previously filed as Exhibit 10.27 to the Form 10-QSB filed by VantageMed Corporation on August 14, 2003)
10.28*	Asset Purchase Agreement dated September 19, 2003, between VantageMed Corporation and MDC Systems and Services (previously filed as Exhibit 10.28 to the Form 10-QSB filed by VantageMed Corporation on November 14, 2003)
21.1*	Subsidiaries
23.1	Consent of Certified Independent Public Accountants
24.4	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2003. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2003. Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b)
Reports on Form 8-K:

        On November 17, 2003, we furnished a current report on Form 8-K with our press release announcing the correction of an error in prior year financial statements.

        On February 5, 2004, we furnished a current report on Form 8-K reporting the resignation of Greg Vap, VantageMed's Vice President of Client Services.

        On March 29, 2004, we furnished a current report on Form 8-K with our press release reporting our results of operations for the fourth quarter and fiscal year 2003.

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the section entitled "Ratification of Appointment of Independent Accountants" in our 2004 Proxy Statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 30th day of March 2004.

VantageMed Corporation
By:	/s/ PHILIP D. RANGER Philip D. Ranger Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD BROOKS Richard Brooks	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ PETER FRIEDLI Peter Friedli	Director	March 30, 2004
/s/ DAVID PHILIPP David Philipp	Director	March 30, 2004
/s/ STEVE SIMPSON Steve Simpson	Director	March 30, 2004
/s/ DAVE ZABROWSKI Dave Zabrowski	Director	March 30, 2004

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
INDEX TO FINANCIAL STATEMENTS VANTAGEMED CORPORATION
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
VANTAGEMED CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (In thousands, except share amounts) (As restated, see Note 2)
VANTAGEMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VANTAGEMED CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
PART III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Item 14. Principal Accountant Fees and Services
SIGNATURES