Form 10QSB
period 2004-03-31
VANTAGEMED CORP
filed 2004-05-14
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

We had 8,361,264 common shares outstanding at March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Revenues:
Software and systems	$1,102	$1,220
Customer support	2,816	2,913
Electronic services	1,147	1,205
Total revenues	5,065	5,338

Cost of revenues:
Software and systems	468	520
Customer support	1,758	1,830
Electronic services	630	820
Total cost of revenues	2,856	3,170

Total gross margin	2,209	2,168

Operating expenses:
Selling, general and administrative (1)	2,051	2,243
Product development	719	537
Depreciation and amortization	126	242
Restructuring	—	108
Stock-based compensation	13	2
Total operating expenses	2,909	3,132
Loss from operations	(700)	(964)
Other income (expense):
Interest income	13	25
Interest expense and other, net	(19)	(26)
Total other income (expense), net	(6)	(1)

Net loss	$(706)	$(965)

Basic and diluted net loss per share	$(0.08)	$(0.11)
Weighted-average shares-basic and diluted	8,353	8,474

(1)  Excludes stock-based compensation of $13 and $2 for the three months ended March 31, 2004 and 2003, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$960	$1,585
Short-term investments	765	774
Accounts receivable, net of allowance of $174 and $129, respectively	2,352	2,373
Inventories, net of reserve of $31 and $24, respectively	148	269
Prepaid expenses and other	325	366
Total current assets	4,550	5,367
Other assets, net of current portion	14	17
Property and equipment, net	477	506
Intangibles, net	1,703	1,748
Total assets	$6,744	$7,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$421	$461
Accounts payable	1,001	1,162
Accrued liabilities	2,073	2,386
Customer deposits and deferred revenue	3,994	3,545
Total current liabilities	7,489	7,554
Long-term portion of restructuring reserve, net of current portion	317	372
Long-term debt, net of current portion	110	195
Total liabilities	7,916	8,121

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,361,264 and 8,343,770 shares issued and outstanding, respectively	8	8
Additional paid-in capital	72,504	72,483
Accumulated other comprehensive income	12	16
Accumulated deficit	(73,696)	(72,990)
Total stockholders’ deficit	(1,172)	(483)
Total liabilities and stockholders’ deficit	$6,744	$7,638

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
Cash flows from operating activities:
Net loss	$(706)	$(965)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	126	242
Stock-based compensation	13	2
Changes in assets and liabilities:
Accounts receivable	21	264
Inventories	121	(6)
Prepaid expenses and other	49	55
Accounts payable and accrued liabilities	(529)	131
Customer deposits and deferred revenue	449	184
Net cash used for operating activities	(456)	(93)
Cash flows from investing activities:
Purchases of property and equipment	(52)	(82)
Proceeds from maturities of investments	—	506
Proceeds from notes receivable	—	17
Net cash provided by (used for) investing activities	(52)	441
Cash flows from financing activities:
Proceeds from issuance of stock options	8	—
Payments on long-term debt	(125)	(121)
Net cash used for financing activities	(117)	(121)
Net increase (decrease) in cash and cash equivalents	(625)	227
Cash and cash equivalents, beginning of period	1,585	1,440
Cash and cash equivalents, end of period	$960	$1,667

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware.  In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million.  VantageMed is a diversified healthcare information systems supplier headquartered in Sacramento, California with support personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.

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

Basis of presentation

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The condensed consolidated financial statements include the accounts of VantageMed Corporation and the accounts of our subsidiaries after elimination of intercompany balances and transactions.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern.  However, we have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  In addition, we have an accumulated deficit and stockholders’ deficit of $74 million and $1.2 million, respectively, as of March 31, 2004.  Recoverability of a portion of the recorded asset amounts shown in the accompanying condensed consolidated financial statements is dependent upon our continued operations, which is in turn dependent on our ability to succeed in our future operations and meet our financing requirements on a continuing basis.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We believe that we have taken many of the necessary steps in order to succeed in our future operations.  These steps have included our restructuring program implemented in 2002, our functional reorganization implemented in 2003, the enhancement of our sales and marketing functions as well as our strategy to convert our legacy system customers to our Windows-based systems in order to streamline support and development costs.  As a result of the enhancement of our sales and marketing functions, we booked 65 RidgeMark orders in the first quarter of 2004.  We continue to experience increased sales unit volumes as compared to prior periods.  In the event that we are unable to successfully scale our client services operation to timely install and implement these RidgeMark orders, we may not be successful in our future operations.

We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast and planned operating expenditures we believe that our cash and short-term investments are sufficient to meet our cash flow needs through at least March 2005; however there can be no assurance that our plans will succeed.

Revenue recognition

Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  We generally charge a one-time license fee for the right to use our proprietary software.  The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement.  The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies.  Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution.  We do not offer extended payment terms or cancellation provisions.  We also license one of our proprietary software products on a monthly subscription basis.  No long-term commitment is required and the customer can cancel the subscription agreement at any time.  Under the subscription agreement, license fee revenue is recognized ratably over the license period.

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

Software development costs

To date, all of our costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility, evidenced by establishment of a working model, has been immaterial. To the extent that we incur additional development costs after technological feasibility has been established, we would capitalize those development costs in accordance with the Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Allowance for doubtful accounts

We review accounts receivable and provide a reserve for amounts we estimate will not be collectible.  During our review we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency.  We consider a number of matters when granting credit to customers including our prior experience with them, their current cash resources, and ability to obtain lease financing.

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

Long-lived assets

For certain long-lived assets, primarily property and equipment and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the net book value at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

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

Goodwill

We evaluate the carrying value of goodwill annually in accordance with SFAS No. 142.  The annual impairment review required by SFAS 142 involves a two-step process as follows:

Step 1 – Compare the fair value of each reporting unit to the carrying value, including goodwill, of each of the reporting units.  For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, Step 2 is performed.  If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 – Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities.  This derives an implied fair value for the reporting unit’s goodwill.  Compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

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

Financial instruments

The fair values of financial instruments are the amounts at which the instruments could be exchanged in a current transaction between willing parties. We estimate that the carrying amounts of the financial instruments included in the accompanying condensed consolidated balance sheets are not materially different from their fair values.  The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments.  The carrying amounts of short-term and long-term debt are also considered to approximate fair values based upon current interest rates.

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

Legal Costs

Legal costs incurred by the Company arising in the normal course of business are expensed as incurred.  Estimated future actual attorney fees cannot be accrued for future services that expect to be performed.  Costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

Warranty Costs

We provide a 90-day warranty on proprietary software and services delivered.  No warranty is provided on third-party software or hardware.  Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”

Income taxes

We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon currently enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

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

	March 31, 2004	March 31, 2003
Stock options	1,644	1,677
Warrants to purchase common stock	30	30

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,” Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources as follows (in thousands).

	Three Months Ended March 31,
	2004	2003

Net loss	$(706)	$(965)
Unrealized gains (losses) on securities	4	(5)
Comprehensive income (loss)	$(702)	$(970)

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS No. 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $13,000 and $2,000 for the quarters ended March 31, 2004 and 2003, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(706)	$(965)
Add stock-based compensation expense included in reported net income, net of related tax effects	13	2
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(81)
Pro forma net loss	$(735)	$(1,044)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.11)
Pro forma	$(0.09)	$(0.12)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three months ended March 31, 2004 and 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Dividend yield	0%	0%
Risk-free interest rate	3.5%	3.5%
Stock price volatility	223%	112%
Expected life	3.5 years	3.5 years

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  In addition, FIN 46 requires that the company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective.  In December 2003, FASB issued a revised FIN 46.  The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004.  At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about VIEs.  However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

NOTE 2 – RESTRUCTURING ACTIVITIES:

In the first quarter of 2003, we recognized a restructuring expense of $108,000 due to a change in our estimate of the time it would take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  The components of our first quarter 2003 restructuring provision and activity in the reserve for the first quarters of 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(240)	(244)
March 31, 2003 balance	$—	$674	$674

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	$—	$625	$625

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	4,688	(3,820)	4,688	(3,775)
Other	297	(297)	297	(297)
	$9,261	$(8,393)	$9,261	$(8,348)
Intangible assets not subject to amortization:
Goodwill	$835	$—	$835	$—

Property and equipment net, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Office and computer equipment	$2,421	$2,380
Furniture and fixtures	230	211
Vehicles	20	20
Leasehold improvements	182	182
	2,853	2,793
Less: accumulated amortization and depreciation	(2,376)	(2,287)
	$477	$506

Depreciation expense was approximately $89,000 and $140,000, for the three month periods ended March 31, 2004 and 2003, respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued payroll and related expenses	$265	$424
State and Local taxes payable	477	524
Restructuring, current portion	308	329
Other	1,023	1,109
	$2,073	$2,386

NOTE 4 – LITIGATION AND CONTINGENCIES

On March 16, 2004, we filed a complaint in the Federal District Court for the Eastern District of California, case number CIV.S-04-0521 GEB KJM, naming Robert S. Putnam, Duangchan Putnam and Companion Medical Information Systems, Inc. as defendants.  We are alleging that the defendants used trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The complaint is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of contract. In a related action, VantageMed filed for arbitration in Sacramento, California with the American Arbitration Association to arbitrate the causes of action for monetary damages in accordance with the parties’ agreement.  Defendants have filed a motion to dismiss the complaint or compel arbitration or transfer the action to the United States District Court for the Southern District of Texas.  VantageMed has not yet responded to Defendants’ motion to dismiss.

On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed’s accounting for the sale of the dental business that was attempted in September 2001.  The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001.  The SEC did not charge VantageMed with fraud or levy any monetary damages against the Company.  However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws.  VantageMed agreed to the order, without admitting or denying any findings.  In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff.  This settlement is not associated with VantageMed’s reporting of the sale of the DentalMate business in September 2003.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $266,000 at December 31, 2003 and March 31, 2004, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three months ended March 31, 2004 and 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-KSB entitled “Risk Factors,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-KSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement.  Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by VantageMed Corporation in this report and in our other reports filed with the SEC, and available on its website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

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

We derive revenues from three sources.  Software and systems revenues result from the licensing of our proprietary software, as well as the sale of third-party software (primarily desktop operating systems and standard communication/security software), computer hardware and supplies.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation services. Electronic services’ revenues are generated by electronic insurance claims processing, electronic patient statement printing and mailing.

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

	Three Months Ended March 31,
	2004	2003
Recurring (non-GAAP)	$3,561	$3,830
Non-recurring (non-GAAP)	1,504	1,508
Total revenues(GAAP)	$5,065	$5,338

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

Since our inception, we have invested approximately $23.6 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of March 31, 2004, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $43 million and $4.5 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2023 and as of March 31, 2004, have been fully reserved on our balance sheet.

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

The selected condensed consolidated financial data set forth below are derived from our unaudited financial statements and should be read in connection with our condensed consolidated financial statements and related notes included in this Form 10-QSB.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Revenues:
Software and systems	21.8%	22.9%
Customer support	55.6	54.6
Electronic services	22.6	22.6
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	9.2	9.7
Customer support	34.8	34.3
Electronic services	12.4	15.4
Total cost of revenues	56.4	59.4
Total gross margin	43.6	40.6
Operating expenses:
Selling, general and administrative	40.5	42.0
Product development	14.2	10.1
Depreciation and amortization	2.5	4.5
Stock-based compensation	0.3	—
Restructuring	—	2.0
Total operating expenses	57.5	58.6
Loss from operations	(13.9)	(18.0)
Interest and other income (expense), net	—	—
Net loss	(13.9)%	(18.0)%

Results of Operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenues. Total revenues for the three month period ended March 31, 2004 were $5.1 million compared to $5.3 million for the three months ended March 31, 2003, a decrease of $273,000, or 5.1%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) were flat at $1.5 million for both periods.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $269,000, or 7.0%. from $3.8 million to $3.6 million for the three months ended March 31, 2004 and 2003, respectively.

Software and Systems. Software and systems revenues decreased  $118,000, or 9.7%, from $1.2 million to $1.1 million for the three months ended March 31, 2003 to 2004, respectively.  The decrease in software and systems revenues was due to our phasing out of legacy system sales as we pursue an aggressive migration strategy toward our Windows-based products.

Approximately 11.2% of our first quarter 2004 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 14.5% in the first quarter of 2003.  We are in process of discontinuing enhancements and regulatory updates for certain legacy products and as such we expect the percentage of software sales to continue to decrease as we migrate our legacy customer base to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $97,000, or 3.3% from $2.9 million for the three months ended March 31, 2003 to $2.8 million for the three months ended March 31, 2004.  This decrease was primarily due to a decrease in the number of systems installed and trained during the first quarter of 2004.

Electronic Services.  Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $58,000, or 4.8%, from $1.2 million to $1.1 million for the periods ended March 31, 2004 and 2003, respectively.  These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

Cost of Revenues. Total cost of revenues decreased $314,000, or 9.9%, from $3.2 million to $2.9 million for the three months ended March 31, 2004 and 2003, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) improved from 40.6% to 43.6%.  This improvement in our gross margin was substantially the result of a reduction in the third-party costs associated with processing electronic transactions.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $52,000, or 10.0%, from $520,000 to $468,000 for the three months ended March 31, 2004 and 2003, respectively.  Gross margin on software and systems improved slightly from 57.4% to 57.5%.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $72,000, or 3.9%, for the three months ended March 31, 2004 and 2003, respectively.  Gross margin on customer support improved slightly from 37.2% to 37.6% in 2004.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $190,000, or 8.8%, from the three months ended March 31, 2004 to 2003, respectively.  Gross margin on electronic services improved from 32.0% to 45.1%.  This improvement in gross margin is primarily due to a reduction in the third-part costs associated with processing electronic transactions.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $194,000, or 8.6%, from $2.2 million, or 42.0% of revenues, to $2.0 million, or 40.5% of revenues, for the three months ended March 31, 2004 and 2003, respectively.  The reduction in SG&A expense was primarily due to a reduction in headcount and other costs associated with the functional reorganization we implemented in July 2003.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses increased $182,000, or 33.9%, from $537,000, or 10.1% of revenues to $719,000, or 14.2% of revenues, for the three months ended March 31, 2004 and 2003, respectively.  This increase in product development expense was primarily due to an increase in headcount and contract labor associated with the growth of our test and product quality assurance programs and HIPAA development.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $51,000, or 36.4%, from the three months ended March 31, 2004 to 2003, primarily due to certain fixed assets that became fully depreciated during 2003.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $57,000, or 55.9%, for the three months ended March 31, 2004 to 2003, primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

Restructuring.  In the first quarter of 2003, we recognized a restructuring expense of $108,000 due to a change in our estimate of the time it would take to sublease our facilities in Boulder, Colorado that were vacated in June 2002.  The components of our first quarter 2003 restructuring provision and activity in the reserve for the first quarters of 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(240)	(244)
March 31, 2003 balance	$—	$674	$674

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	$—	$625	$625

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $13,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income decreased $12,000, or 48.0% from the three months ended March 31, 2004 to 2003, respectively, primarily due to a $1.5 million, or 46.3%, decrease in our cash and investment balances from March 31, 2003 to March 31, 2004.  Interest expense and other, net decreased $7,000 from the three months ended March 31, 2003 to 2004.

Income Taxes. We did not record a provision for income taxes in the first quarters of 2004 or 2003, as we did not generate book or taxable income.  At March 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.  We enter into license agreements with customers, that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not yet being sold separately.  The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered.  Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

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

Net cash used for operating activities was $448,000 for the three months ended March 31, 2004 compared to $93,000 for the three months ended March 31, 2003.  In the three months ended March 31, 2004 our net loss excluding non-cash charges for depreciation and amortization expense was $572,000, which accounts for substantially all of the cash used in operations.  Also in 2004, a decrease in accounts payable and accruals used cash of $529,000 and an increase in deferred revenue and customer deposits provided cash of $449,000.  The change in accounts payable and accruals as compared to the prior year was due to the timing of customer payments and timing of payroll related payments.  A decrease in inventories provided cash of $121,000.  In 2003, our net loss excluding non-cash charges for depreciation and amortization was $723,000.  A decrease in accounts receivable provided cash of $264,000 and in increase in customer deposits and deferred revenue provided cash of $184,000.  A decrease in prepaid expenses and an increase in accounts payable and accrued expenses provided $55,000 and $131,000 of cash, respectively.

Investing activities used cash of $60,000 in the three months ended March 31, 2004 for capital expenditures.  Investing activities provided cash of $441,000 in the three months ended March 31, 2003 primarily due to proceeds from the maturity of investment securities.  This source of cash was partially offset by capital expenditures of $82,000.

Net cash used in financing activities was $117,000 for the three months ended March 31, 2004 and was $121,000 for the three months ended March 31, 2003.  In both years, payments on debt were the reason for the use of cash.  In the first quarter of 2004 the issuance of stock options provided cash of $8,000.

At March 31, 2004, we had negative working capital and negative cash flow during the quarter.  We also had a deficit in stockholder’s equity.  At March 31, 2004, we had $1.7 million of cash and short term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least March 2005.  However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At March 31, 2004, we had $386,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.5% to 6.95%.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At March 31, 2004, we had $145,000 in capital leases that mature from July 2004 to December 2005.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2003, we had $486,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $170,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007.  We have subleased some space in our facility in Boulder, Colorado and are actively seeking to sublease additional space.  This lease expires in July 2007 and we vacated the property in June 2002.

Our other contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003 as described in our Form 10-KSB.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  In addition, FIN 46 requires that the company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective.  In December 2003, FASB issued a revised FIN 46.  The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004.  At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about VIEs.  However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

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

Our Restructuring Plan and Cost Reduction Efforts May Not Be Successful

During the second quarter of 2002, we developed and implemented a restructuring plan aimed at substantially reducing our monthly cash usage while refocusing on the delivery of superior customer service and quality HIPAA compliant products.  The restructuring plan included reevaluating all product development initiatives, consolidating certain operating facilities and reducing personnel by approximately 30% of the Company’s total workforce.  In subsequent periods we have made additional efforts to reduce our operating costs and we have reorganized the reporting structure of the Company along functional reporting lines.  There can be no assurances that our reduction in force or cost reduction efforts has not and will not restrict our ability to increase sales, execute our product development and customer support strategies or achieve profitability.

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of March 31, 2004, our accumulated deficit was $73.7 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At March 31, 2004, we had $1.7 million of cash, short and long-term investments and had negative working capital.  Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least March 2005.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond March 2005.

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

Changes in Internal Controls and Procedures

There were no significant changes in internal controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1.  Legal Proceedings

On October 15, 2003, the Securities and Exchange Commission (the SEC) instituted administrative cease and desist proceedings against VantageMed and certain former members of company management, following its inquiry into VantageMed’s accounting for the sale of the dental business that was attempted in September 2001.  The findings in the administrative proceeding instituted against the company state that VantageMed, under the direction of certain former members of senior management, materially misstated its financial results in the third quarter ended September 30, 2001.  The SEC did not charge VantageMed with fraud or levy any monetary damages against the Company.  However, as part of a settlement agreement, the SEC ordered VantageMed to cease and desist from committing or causing any violation of the periodic reporting and books and records provisions of the federal securities laws.  VantageMed agreed to the order, without admitting or denying any findings.  In acceptance of the settlement, the Commission considered remedial acts promptly undertaken by VantageMed and cooperation afforded to the Commission staff.  This settlement is not associated with VantageMed’s reporting of the sale of the DentalMate business in September 2003.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals amounted to $266,000 at March 31, 2004, and are based on information known about the matters, our estimates of the outcomes of such matters and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 14, 2004. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 14, 2004. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On May 7, 2004, we filed a current report on Form 8-K with our press release furnishing our results of operations for the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2004.

VantageMed Corporation

By:	/s/ Philip D. Ranger	By:	/s/ Richard M. Brooks
	Philip D. Ranger		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer and Chairman of the Board