Form 10QSB
period 2004-06-30
VANTAGEMED CORP
filed 2004-08-09
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

We had 8,251,966 common shares outstanding at June 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Jun. 30 2004	Jun. 30 2003	Jun. 30 2004	Jun 30 2003
Revenues:
Software and systems	$1,762	$1,139	$2,864	$2,359
Customer support	3,144	2,890	5,960	5,803
Electronic services	1,219	1,199	2,366	2,404
Total revenues	6,125	5,228	11,190	10,566

Cost of revenues:
Software and systems	896	533	1,364	1,053
Customer support(1)	1,903	1,724	3,661	3,554
Electronic services	694	790	1,324	1,610
Total cost of revenues	3,493	3,047	6,349	6,217

Total gross margin	2,632	2,181	4,841	4,349

Operating expenses:
Selling, general and administrative (2)	1,999	2,087	4,050	4,330
Product development (3)	674	607	1,393	1,144
Depreciation and amortization	128	220	254	462
Stock-based compensation	21	3	34	5
Restructuring charge (benefit)	(147)	—	(147)	108
Total operating costs and expenses	2,675	2,917	5,584	6,049

Loss from operations	(43)	(736)	(743)	(1,700)
Interest and other income (expense):
Interest income	13	30	26	55
Interest (expense) and other, net	2	(20)	(17)	(46)
Total interest and other income (expense), net	15	10	9	9

Net loss	$(28)	$(726)	$(734)	$(1,691)

Basic and diluted net loss per share	$(0.00)	$(0.09)	$(0.09)	$(0.20)

Weighted-average shares-basic and diluted	8,271	8,468	8,313	8,471

(1)          Excludes stock-based compensation of $3,000 and $5,000 for the three and six months ended June 30, 2004 respectively.

(2)          Excludes stock-based compensation of $18,000 and $28,000 for the three and six months ended June 30, 2004 respectively.  Excludes stock-based compensation of $3,000 and $5,000 for the three and six months ended June 30, 2003, respectively.

(3)          Excludes stock-based compensation of $1,000 for the six months ended June 30, 2004.

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,053	$1,585
Short-term investments	754	774
Accounts receivable, net of allowance of $243 and $129, respectively	2,512	2,373
Inventories, net of reserve of $45 and $24, respectively	155	269
Prepaid expenses and other	483	366
Total current assets	4,957	5,367
Other assets, net of current portion	12	17
Property and equipment, net	430	506
Intangibles, net	1,658	1,748
Total assets	$7,057	$7,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of long-term debt	$515	$461
Accounts payable	1,744	1,162
Accrued liabilities	2,041	2,386
Customer deposits and deferred revenue	3,759	3,545
Total current liabilities	8,059	7,554
Long-term portion of restructuring reserve, net of current portion	139	372
Long-term debt, net of current portion	39	195
Total liabilities	8,237	8,121

Stockholders’ equity (deficiency):
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,251,966 and 8,343,770 shares issued and outstanding at June 30, 2004 and December 31, 2003	8	8
Additional paid-in capital	72,534	72,483
Accumulated other comprehensive income	2	16
Accumulated deficit	(73,724)	(72,990)
Total stockholders’ equity (deficiency)	(1,180)	(483)
Total liabilities and stockholders’ equity (deficiency)	$7,057	$7,638

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(734)	$(1,691)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	268	462
Stock-based compensation	34	5
Changes in assets and liabilities -
Accounts receivable	(139)	510
Inventories, net	114	(168)
Prepaid expenses and other	91	32

Accounts payable and accrued liabilities	4	219
Customer deposits and deferred revenue	214	143
Net cash used for operating activities	(148)	(488)
Cash flows from investing activities:
Purchases of property and equipment	(102)	(145)
Proceeds from maturity of investments	—	1,256
Repayment of notes receivable	—	20
Net cash provided by (used for) investing activities	(102)	1,131
Cash flows from financing activities:
Principal payments on long-term debt	(299)	(256)
Proceeds from stock option exercises	17	—
Net cash used for financing activities	(282)	(256)
Net increase (decrease) in cash and cash equivalents	(532)	387
Cash and cash equivalents, beginning of period	1,585	1,440
Cash and cash equivalents, end of period	$1,053	$1,827

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

Basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.  Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or future periods.

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

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern.  However, we have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  In addition, we have an accumulated deficit and stockholders’ deficiency of $73.8 million and $1.2 million, respectively, as of June 30, 2004.  Recoverability of a portion of the recorded asset amounts shown in the accompanying condensed consolidated financial statements is dependent upon our continued operations, which is in turn dependent on our ability to succeed in our future operations and meet our financing requirements on a continuing basis.  For the year ended December 31, 2003, our audit opinion included a going concern modification.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We believe that we have taken many of the necessary steps in order to succeed in our future operations.  These steps have included our restructuring program implemented in 2002, our functional reorganization implemented in 2003, the enhancement of our sales and marketing functions as well as our strategy to convert our legacy system customers to our Windows-based systems in order to streamline support and development costs.  As a result of the enhancement of our sales and marketing functions, we booked 65 RidgeMark orders in the first quarter of 2004 and 63 RidgeMark orders in the second quarter of 2004.  For the first six months of 2004, 128 RidgeMark orders were booked compared to 35 orders in the first six months of 2003.  In the event that we are unable to successfully scale our client services operation to timely install, implement and support these RidgeMark orders, we may not be successful in our future operations.

We may never be able to achieve positive operating cash flow, working capital or profitability.   We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast and planned operating expenditures we believe that our cash and short-term investments are sufficient to meet our cash flow needs through at least June 2005; however there can be no assurance that our plans will succeed.

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

We also provide post-contract support under annual maintenance and support agreements as well as other services including electronic claims processing, electronic statement printing, mailing, data processing and other services provided independently from software licensing activities.  Annual support agreements are billed annually, quarterly or monthly and all other services are billed as the services are rendered.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Subscription and support fees received in advance of revenue recognition are recorded as deferred revenue.  Revenue from all other services is recognized as the services are rendered.

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

Legal Costs

Legal costs incurred by the Company arising in the normal course of business are expensed as incurred.  Estimated future actual attorney fees cannot be accrued for future services.  Costs associated with loss contingencies will be accrued when a liability is probable and the costs are reasonably estimable.

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

	June 30, 2004	June 30, 2003
Stock options	1,668	1,650
Warrants to purchase common stock	30	130

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(28)	$(726)	$(734)	$(1,691)
Unrealized gains (losses) on securities	(10)	(3)	(14)	2
Comprehensive loss	$(38)	$(729)	$(748)	$(1,689)

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”   In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS No. 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $21,000 and $3,000 for the quarters ended June 30, 2004 and 2003, respectively, and $34,000 and $5,000 for the six months ended June 30, 2004 and 2003, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(28)	$(726)	$(734)	$(1,691)
Add stock-based compensation expense included in reported net income, net of related tax effects	21	3	34	5
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)	(83)	(85)	(164)
Pro forma net loss	$(50)	$(806)	$(785)	$(1,850)

Basic and diluted loss per share:
As reported	$(0.00)	$(0.09)	$(0.09)	$(0.20)
Pro forma	$(0.01)	$(0.10)	$(0.09)	$(0.22)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three and six months ended June 30, 2004 and 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	0%	0%
Risk-free interest rate	3.5%	3.5%
Stock price volatility	223%	223%
Expected life	3.5 years	3.5 years

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

NOTE 2 – RESTRUCTURING ACTIVITIES:

In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of our two facilities in Boulder, Colorado.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 through July 2006.

In the first quarter of 2003, we recognized a restructuring expense of $108,000 due to a change in our estimate of the time it would take to sublease our facilities in Boulder, Colorado that we vacated in June 2002.

The components of our restructuring provision and activity in the reserve for the first six months of 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(52)	(56)
March 31, 2003 balance	—	862	862
Cash payments	—	(51)	(51)
June 30, 2003 balance	$—	$811	$811

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	—	625	625
Second quarter 2004 restructuring benefit	—	(147)	(147)
Cash payments		(147)	(147)
June 30, 2004 balance	$—	$331	$331

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	4,688	(3,865)	4,688	(3,775)
Other	297	(297)	297	(297)
	$9,261	$(8,438)	$9,261	$(8,348)
Intangible assets not subject to amortization:
Goodwill	$835	$—	$835	$—

Property and equipment net, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Office and computer equipment	$2,444	$2,380
Furniture and fixtures	230	211
Vehicles	20	20
Leasehold improvements	182	182
	2,876	2,793
Less: accumulated amortization and depreciation	(2,446)	(2,287)
	$430	$506

Depreciation expense was approximately $83,000 and $117,000 for the three months ended June 30, 2004 and 2003, respectively, and was approximately $164,000 and $258,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued payroll and related expenses	$381	$424
State and Local taxes payable	506	524
Restructuring, current portion	192	329
Other	962	1,109
	$2,041	$2,386

NOTE 4 – LITIGATION AND CONTINGENCIES

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts.  Respondents have not yet responded to the arbitration claim.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $35,000 and $266,000 at June 30, 2004 and December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and six months ended June 30, 2004 and 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Recurring (non-GAAP)	$3,684	$3,766	$7,245	$7,596
Non-recurring (non-GAAP)	2,441	1,462	3,945	2,970
Total revenues(GAAP)	$6,125	$5,228	$11,190	$10,566

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

Since our inception, we have invested approximately $24.3 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of June 30, 2004, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $43 million and $4.5 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2023 and as of June 30, 2004, have been fully reserved on our balance sheet.

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

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Software and systems	28.8%	21.8%	25.6%	22.3%
Customer support	51.3	55.3	53.3	54.9
Electronic services	19.9	22.9	21.1	22.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	14.6	10.2	12.2	10.0
Customer support	31.1	33.0	32.7	33.6
Electronic services	11.3	15.1	11.8	15.2
Total cost of revenues	57.0	58.3	56.7	58.8
Total gross margin	43.0	41.7	43.3	41.2
Operating expenses:
Selling, general and administrative	32.6	39.9	36.2	41.0
Product development	11.0	11.6	12.4	10.8
Depreciation and amortization	2.1	4.2	2.3	4.4
Stock-based compensation	0.3	0.1	0.3	—
Restructuring	(2.4)	—	(1.3)	1.0
Total operating expenses	43.6	55.8	50.0	57.2
Loss from operations	(0.6)	(14.1)	(6.6)	(16.0)
Interest and other income (expense), net	0.2	0.2	0.1	0.1
Net loss	(0.4)%	(13.9)%	(6.5)%	(15.9)%

Results of Operations for the three months ended June 30, 2004 compared to the three months ended June 30,  2003

Revenues. Total revenues for the three month period ended June 30, 2004 were $6.1 million compared to $5.2 million for the three months ended June 30, 2003, an increase of $897,000, or 17.2%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased from $1.5 million for the three months ended June 30, 2003 to $2.4 million for the three months ended June 30, 2004 due to an increase in the number of systems that were installed during the period.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $82,000, or 2.2% from $3.8 million to $3.7 million for the three months ended June 30, 2004.  This decrease was primarily due to a decrease in revenues from hardware maintenance services that can be expected as equipment ages and becomes cheaper to replace than to maintain.

Software and Systems. Software and systems revenues increased $623,000, or 54.7%, from $1.1 million to $1.8 million for the three months ended June 30, 2004.  This increase in software and systems revenues was due to an increase in the number of RidgeMark Practice Management Systems that were installed during the period.

Approximately 7.8% of our software sales for the three months ended June 30, 2004 were legacy products (products that we continue to support but are not actively selling and marketing) compared to 16.5% in the three months ended June 30, 2003.  We are in process of discontinuing enhancements and regulatory updates for certain legacy products and as such we expect the percentage of legacy software sales to continue to decrease as we migrate our legacy customer base to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues increased $254,000, or 8.8% from $2.9 million for the three months ended June 30, 2003 to $3.1 million for the three months ended June 30, 2004.  This increase was primarily due to an increase in the number of systems installed and trained during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  This increase was partially offset by a decrease in revenues associated with hardware maintenance.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues were essentially unchanged period to period at $1.2 million for the periods ended June 30, 2003 and 2004.  These revenues are a component of our recurring revenues and historically have not fluctuated significantly from period to period.

Cost of Revenues. Total cost of revenues increased $446,000, or 14.6%, from $3.0 million to $3.5 million for the three months ended June 30, 2003 and 2004, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) improved from 41.7% to 43.0%.  This improvement in our gross margin was substantially the result of a reduction in the third-party costs associated with processing electronic transactions.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $363,000, or 68.1%, from $533,000 to $896,000 for the three months ended June 30, 2003 and 2004, respectively.  Gross margin on software and systems decreased from 53.2% to 49.1% primarily due to an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues increased $179,000, or 10.4%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Gross margin on customer support decreased from 40.3% to 39.5% in 2004 primarily due to an increase in costs associated with installing systems at our customer sites. VantageMed began using a national third party vendor to perform hardware installations for RidgeMark customers during the three months ended June 30, 2004 to address the increased order volumes and geographic coverage. The decrease in margins was partially due to the decision to retain existing staff levels through the quarter to ensure an effective transition to this third party.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $96,000, or 12.2%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Gross margin on electronic services improved from 34.1% to 43.1%.  This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

Selling, General and Administrative (SG&A). SG&A expenses consist primarily of salaries, commissions, bonuses and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $88,000, or 4.2%, from $2.1 million, or 39.9% of revenues, to $2.0 million, or 32.6% of revenues, for the three months ended June 30, 2003 and 2004, respectively.   The reduction in SG&A expense was primarily due to a reduction in headcount and other costs associated with the functional reorganization we implemented in July 2003.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses increased $67,000, or 11.0%, from $607,000, or 11.6% of revenues to $674,000, or 11.0% of revenues, for the three months ended June 30, 2003 and 2004, respectively.  This increase in product development expense was primarily due to an increase in headcount and contract labor associated with the growth of our test and product quality assurance programs and HIPAA development.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $34,000, or 29.1%, for the three months ended June 30, 2004 from the three months ended June 30, 2003, primarily due to certain fixed assets that became fully depreciated during 2003 and 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $58,000, or 56.3%, for the three months ended June 30, 2004 to the three months ended June 30, 2003, primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

Restructuring.  In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of our two facilities in Boulder, Colorado.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 for 36 months.

In the first quarter of 2003, we recognized a restructuring expense of $108,000 due to a change in our estimate of the time it would take to sublease our facilities in Boulder, Colorado that we vacated in June 2002.  The components of our restructuring provision and activity in the reserve for the quarters ended June 30, 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
March 31, 2003 balance	$—	$862	$862
Cash payments	—	(51)	(51)
June 30, 2003 balance	$—	$811	$811

	Severance	Leased Facilities	Total
March 31, 2004 balance	$—	$625	$625
Second quarter 2004 restructuring benefit	—	(147)	(147)
Cash payments	—	(147)	(147)
June 30, 2004 balance	$—	$331	$331

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $21,000 and $3,000 for the three months ended June 30, 2004 and 2003, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income decreased $17,000 primarily due to a $812,000, or 31.0%, decrease in our cash and investment balances from June 30, 2003 to June 30, 2004.  Interest expense and other, net, decreased $22,000 from the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to a $15,000 gain on the sale of an asset in the second quarter of 2004.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2004 or 2003, as we did not generate book or taxable income.  At June 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Revenues. Total revenues for the six month period ended June 30, 2004 were $11.2 million compared to $10.6 million for the six months ended June 30, 2003, an increase of $624,000, or 5.9%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased $975,000 to $3.9 million from $3.0 million for the six months ended June 30, 2004 and 2003, respectively due to an increase in the volume of systems that were installed during the period.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $351,000 to $7.2 million from $7.6 million for the six months ended June 30, 2004 and 2003, respectively.  This decrease was primarily due to a decrease in revenues from hardware maintenance services on our legacy products that can be expected as equipment ages and becomes cheaper to replace than to maintain as well as a decrease in our billing services revenues.

Software and Systems. Software and systems revenues increased $505,000, or 21.4%, to $2.9 million from $2.4 million for the six months ended June 30, 2004 and 2003, respectively.  This increase in software and systems revenues was due to an increase in the number of RidgeMark Practice Management Systems that were installed during the period.  This increase was partially offset by decreases in sales of our legacy products as we pursue an aggressive migration strategy toward our Windows-based products.

Approximately 9.5% of our first half 2004 software sales were legacy products (products that we continue to support but are not actively selling and marketing) compared to 16.0% for the first half of 2003. We expect this percentage to continue to decline as our sales and marketing efforts have shifted exclusively to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues increased $157,000, or 2.7% from $5.8 million for the six months ended June 30, 2003 to $6.0 million for the six months ended June 30, 2004.  This increase was primarily due to an increase in the number of systems installed and trained during the first half of 2004 compared to the first half of 2003.  This increase was partially offset by a decrease in revenues from hardware maintenance services as well as a decrease in our billing services revenues.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $38,000, or 1.6%, from $2.4 million to $2.4 million for the periods ended June 30, 2003 and 2004, respectively.  This decrease is primarily due to a decrease in revenues associated with the DentalMate business sold in the third quarter of 2003 which was partially offset by increases in the use of electronic services across other product lines.

Cost of Revenues. Total cost of revenues increased $132,000, or 2.1%, from $6.2 million to $6.3 million for the six months ended June 30, 2003 and 2004, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) improved from 41.2% to 43.3%.  This improvement in our gross margin was substantially the result of a reduction in the third-party costs associated with processing electronic transactions.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $311,000, or 29.5%, from $1.1 million to $1.4 million for the six months ended June 30, 2003 and 2004, respectively.  Gross margin on software and systems decreased from 55.4% to 52.4% primarily due to an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues increased $107,000, or 3.0%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Gross margin on customer support decreased slightly from 38.8% to 38.6% primarily due to an increase in costs associated with installing systems at our customer sites, which was offset by a decrease in headcount and other costs associated with the functional reorganization we implemented in July 2003.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $286,000, or 17.8%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Gross margin on electronic services improved from 33.0% to 44.0%.  This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $282,000, or 6.5%, to $4.0 million, or 36.2% of revenues, from $4.3 million, or 41.0% of revenues, for the six months ended June 30, 2004 and 2003, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of a functional reorganization we implemented in July 2003.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses increased $249,000, or 21.8%, from $1.1 million, or 10.8% of revenues,  for the six months ended June 30, 2003 to $1.4 million, or 12.4% of revenues, for the six months ended June 30, 2004.  This increase in product development expense was primarily due to an increase in headcount and contract labor associated with the growth of our test and product quality assurance programs and HIPAA development.

Depreciation and Amortization. Depreciation is expense recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $91,000, or 35.3%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to certain property and equipment that became fully depreciated during 2003 and 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $115,000, or 56.1%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

Restructuring.  In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of our two facilities in Boulder, Colorado.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 for 36 months.

In the first quarter of 2003, we recognized a restructuring expense of $108,000 due to a change in our estimate of the time it would take to sublease our facilities in Boulder, Colorado that we vacated in June 2002.  The components of our restructuring provision and activity in the reserve for the first six months of 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(52)	(56)
March 31, 2003 balance	—	862	862
Cash payments	—	(51)	(51)
June 30, 2003 balance	$—	$811	$811

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	—	625	625
Second quarter 2004 restructuring benefit	—	(147)	(147)
Cash payments		(147)	(147)
June 30, 2004 balance	$—	$331	$331

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $34,000 and $5,000 for the six months ended June 30, 2004 and 2003, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income decreased $29,000, or 52.7% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a $812,000, or 31.0%, decrease in our cash and investment balances from June 30, 2003 to 2004.  Interest expense and other, net decreased $29,000, or 63.0% due to a $15,000 gain on the sale of a fixed asset recognized in 2004.

Income Taxes. We did not record a provision for income taxes in the first half of 2004 or 2003, as we did not generate book or taxable income.  At June 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Net cash used for operating activities was $148,000 for the six months ended June 30, 2004 compared to $488,000 for the six months ended June 30, 2003.   In the six months ended June 30, 2004 our net loss excluding non-cash charges for depreciation and amortization expense was $466,000, which accounts for substantially all of the cash used in operations.  Also in 2004, an increase in customer deposits and deferred revenues, generated by an increase in order activity, provided cash of $214,000 and decreases in inventories and prepaid and other assets provided cash of $114,000 and $91,000.  The decrease in inventories was primarily the result of our use of a national third party vendor for inventory purchasing and installation services in the second quarter of 2004.  These sources of cash were partially offset by an increase in accounts receivable that used cash of $139,000.  This increase in accounts receivable was primarily the result of the timing of our invoicing as well as in increase in the aging of these receivables.  In the six months ended June 30, 2003, our net loss excluding non-cash charges for depreciation and amortization was $1.2 million.  A decrease in accounts receivable provided cash of $510,000 and increases in accounts payable and accrued liabilities and customer deposits and deferred revenues provided cash of $219,000 and $143,000.  The decrease in accounts receivable in the six months ended June 30, 2003 was primarily the result of a decrease in revenues and the increase in accounts payable and accrued liabilities was the result of the timing of payments to vendors.  These sources of cash were partially offset by an increase in inventories that used cash of $168,000.  The increase in inventories was the result of our preparing for the increased volume that was expected in the third quarter of 2003.

Investing activities used cash of $102,000 in the six months ended June 30, 2004 for capital expenditures.  Investing activities provided cash of $1.1 million in the six months ended June 30, 2003 primarily due to proceeds from the maturity of investment securities.  This source of cash was partially offset by capital expenditures of $145,000.

Net cash used in financing activities was $282,000 for the six months ended June 30, 2004 and was $256,000 for the six months ended June 30, 2003.  In both years, payments on debt were the primary reason for the use of cash.  In the six months ended June 30, 2004, stock option exercises provided cash of $17,000.

At June 30, 2004, we had negative working capital and we used cash in our operations.  We also had a deficit in stockholder’s equity.  At June 30, 2004, we had $1.8 million of cash and short-term investments.  Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least June 2005.  However, we may seek to raise additional funds to cover unexpected losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At June 30, 2004, we had $445,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.5% to 6.95%.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At June 30, 2004, we had $109,000 in capital leases that mature from July 2004 to December 2005.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2003, we had $486,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $170,000 in capital leases.

In June 2004, we financed a $120,000 insurance premium with monthly payments of $13,000. This agreement bears interest at a rate of 5.95%, totals $109,000 at June 30, 2004 and will be paid in full in February 2005.  In April 2004, we financed a $37,000 insurance premium with monthly payments of $3,000.  This agreement bears interest at a rate of 6.5%, totals $22,000 at June 30, 2004 and will be paid in full in January 2005.

In June 2004, we terminated and bought out the lease for one of our facilities in Boulder, Colorado.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 for 36 months.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007.  We have subleased some space in one of our facilities in Boulder, Colorado.  This lease expires in July 2007 and we vacated the property in June 2002.  We are actively seeking to sublease space in our Milford, Michigan office.  This lease expires in June 2005.

Our other contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003 as described in our Form 10-KSB, other than as described above.

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

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of June 30, 2004, our accumulated deficit was $73.7 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At June 30, 2004, we had $1.8 million of cash, short and long-term investments and had negative working capital.  Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least June 2005.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover unexpected losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.   Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond June 2005.

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

If We Fail To Properly Manage Our Growth, We May Be Unable To Achieve Or Sustain Profitability

We have experienced a recent period of growth in unit sales, which has placed, and may continue to place, a significant strain on our resources.  To address this issue, we have made a number of changes to our policies and procedures and expect to expand our overall software development, marketing, sales, client management and training capacity.  In the event that we are unable to timely and adequately modify our policies and procedures to support this increase in growth or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe our operations could be adversely affected.  In addition, many of the changes we expect to make will require a cash investment.  Our ability to effectively implement these changes could be limited by our financial resources.

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

We Rely on Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing and Quality Assurance

We rely on third parties to provide services that are critical to our business.  For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers.  We also outsource some of our installation and hardware maintenance services.  Our reliance on these third parties involves a number of risks, including, but not limited to:

•                  reduced control over delivery schedules, quality assurance and equipment costs;

•                  lack of guaranteed production capacity or product supply;

•                  our ability to transition to alternate sources, if necessary; and

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical software companies. Industry competitors include organizations such as WebMD Corporation, GE Medical, VitalWorks, Inc., Misys Healthcare Systems, McKesson HBOC and Quality Systems, Inc.  Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

Changes in accounting and legal standards could adversely affect our future operating results.

During the past several years, various accounting guidance has been issued with respect to revenue recognition rules in the software industry. However, much of this guidance addresses software revenue recognition primarily from a conceptual level, and is silent as to specific implementation requirements. As a consequence, accounting firms and their clients have been required to make assumptions and judgments, in certain circumstances, regarding application of the rules to transactions not addressed by the existing rules. We believe our current business arrangements and contract terms have been properly reported under the current rules. However, if final interpretations of, or changes to, these or other accounting rules necessitate a change in our current revenue recognition or other accounting practices, our results of operations, financial condition and business could be materially and adversely affected.

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with certain of these requirements and will be required to comply with additional requirements in 2005.  We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of  our disclosure controls and procedures, as such term is defined under  Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts.  Respondents have not yet responded to the arbitration claim.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $35,000 and $266,000 at June 30, 2004 and December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held our 2004 Annual Meeting of Stockholders on May 26, 2004.  The first matter voted upon at the meeting was the election of two Class II directors to serve until the 2007 Annual Meeting of Stockholders.  At the meeting, Steven E. Simpson and Dave Zabrowski were elected as Class II directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining
Steven E. Simpson	4,924,997	181,364	—
Dave Zabrowski	4,924,997	181,364	—

The second matter voted upon at the meeting was the ratification of the selection of Grant Thornton LLP as VantageMed’s independent public accountants for the fiscal year ended December 31, 2004.  At the meeting, the selection of Grant Thornton LLP was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
4,933,050	174,146	165

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2004.  Filed herewith.

31.2                           Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2004.  Filed herewith.

32.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.  Filed herewith.

32.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.  Filed herewith.

(b)                                 Reports on Form 8-K

On August 6, 2004, we filed a current report on Form 8-K with our press release furnishing our results of operations for the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2004.

VantageMed Corporation

By:	/s/ Philip Ranger	By:	/s/ Richard M. Brooks
	Philip Ranger		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer and Chairman of the Board