Form 10QSB
period 2004-09-30
VANTAGEMED CORP
filed 2004-11-08
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

We had 8,251,966 common shares outstanding at September 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003
Revenues:
Software and systems	$1,673	$1,524	$4,537	$3,883
Customer support	2,959	2,859	8,919	8,662
Electronic services	1,237	1,245	3,603	3,649
Total revenues	5,869	5,628	17,059	16,194

Cost of revenues:
Software and systems	865	634	2,229	1,687
Customer support(1)	1,857	1,648	5,518	5,202
Electronic services	698	741	2,022	2,351
Total cost of revenues	3,420	3,023	9,769	9,240
Total gross margin	2,449	2,605	7,290	6,954

Operating expenses:
Selling, general and administrative (2)	2,039	2,084	6,089	6,414
Product development (3)	618	693	2,011	1,837
Depreciation and amortization	112	155	366	617
Stock-based compensation	30	9	64	14
Restructuring charge (benefit)	—	(111)	(147)	(3)
Gain on sale of DentalMate	(50)	(524)	(50)	(524)
Total operating costs and expenses	2,749	2,306	8,333	8,355
Income (loss) from operations	(300)	299	(1,043)	(1,401)
Interest and other income (expense):
Interest income	9	21	35	76
Interest (expense) and other, net	(10)	(22)	(27)	(68)
Total interest and other income (expense), net	(1)	(1)	8	8

Net income (loss)	$(301)	$298	$(1,035)	$(1,393)
Basic and diluted net income (loss) per share	$(0.04)	$0.04	$(0.12)	$(0.16)

Weighted-average shares-basic	8,252	8,377	8,292	8,443
Weighted-average shares-diluted	8,252	8,404	8,292	8,443

(1)          Excludes stock-based compensation of $10,000 and $40,000 for the three and nine months ended September 30, 2004 respectively.

(2)          Excludes stock-based compensation of $20,000 and $23,000 for the three and nine months ended September 30, 2004 respectively.  Excludes stock-based compensation of $9,000 and $14,000 for the three and nine months ended September 30, 2003, respectively.

(3)          Excludes stock-based compensation of $1,000 for the nine months ended September 30, 2004.

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Sept. 30, 2004	Dec. 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,221	$1,585
Short-term investments	—	774
Accounts receivable, net of allowance of $187 and $129, respectively	2,349	2,373
Inventories, net of reserve of $22 and $24, respectively	106	269
Prepaid expenses and other	374	366
Total current assets	4,050	5,367
Other assets, net of current portion	8	17
Property and equipment, net	391	506
Intangibles, net	1,613	1,748
Total assets	$6,062	$7,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of long-term debt	$407	$461
Accounts payable	1,718	1,162
Accrued liabilities	1,600	2,386
Customer deposits and deferred revenue	3,665	3,545
Total current liabilities	7,390	7,554
Long-term portion of restructuring reserve, net of current portion	116	372
Long-term debt, net of current portion	9	195
Total liabilities	7,515	8,121
Stockholders’ equity (deficiency):
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,251,966 and 8,343,770 shares issued and outstanding at September 30, 2004 and December 31, 2003	8	8
Additional paid-in capital	72,564	72,483
Accumulated other comprehensive income	—	16
Accumulated deficit	(74,025)	(72,990)
Total stockholders’ equity (deficiency)	(1,453)	(483)
Total liabilities and stockholders’ equity (deficiency)	$6,062	$7,638

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,035)	$(1,393)
Adjustments to reconcile net loss to net cash used for operating activities –
Gain on sale of DentalMate business	(50)	(524)
Depreciation and amortization	366	617
Stock-based compensation	64	14
Changes in assets and liabilities –
Accounts receivable	24	280
Inventories, net	163	(99)
Prepaid expenses and other	205	113

Accounts payable and accrued liabilities	(486)	(102)
Customer deposits and deferred revenue	120	167
Net cash used for operating activities	(629)	(927)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(214)
Proceeds from maturity of investments	751	1,258
Cash proceeds from DentalMate sale	50	500
Repayment of notes receivable	—	42
Net cash provided by investing activities	685	1,586
Cash flows from financing activities:
Principal payments on long-term debt	(437)	(454)
Proceeds from stock option exercises	17	—
Net cash used for financing activities	(420)	(454)
Net increase (decrease) in cash and cash equivalents	(364)	205
Cash and cash equivalents, beginning of period	1,585	1,440
Cash and cash equivalents, end of period	$1,221	$1,645

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

Basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.  Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or future periods.

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

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern.  However, we have incurred recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  In addition, we have an accumulated deficit and stockholders’ deficiency of $74 million and $1.5 million, respectively, as of September 30, 2004.  Recoverability of a portion of the recorded asset amounts shown in the accompanying condensed consolidated financial statements is dependent upon our continued operations, which is in turn dependent on our ability to succeed in our future operations and meet our financing requirements on a continuing basis.  For the year ended December 31, 2003, our audit opinion included a going concern modification.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We believe that we have taken many of the necessary steps in order to succeed in our future operations.  These steps have included our restructuring program implemented in 2002, our functional reorganization implemented in 2003, the enhancement of our sales and marketing functions as well as our strategy to convert our legacy system customers to our Windows-based systems in order to streamline support and development costs.  As a result of the enhancement of our sales and marketing functions, we booked 158 RidgeMark orders in the first nine months of 2004 compared to 63 orders in the first nine months of 2003.  There is no assurance that orders will continue to be accepted at this rate.  In the event that we are unable to properly scale our client services operation to timely install, implement and support these RidgeMark orders in a cost effective manner, we may not be successful in our future operations.

We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments are sufficient to meet our cash flow needs through at least September 2005; however there can be no assurance that our plans will succeed.

Revenue recognition

Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  We generally charge a one-time license fee for the right to use our proprietary software.  The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement.  The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies.  Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution.  We do not offer cancellation provisions and in a limited number of cases, we have offered extended payment terms.  We also license one of our proprietary software products on a monthly subscription basis.  No long-term commitment is required and the customer can cancel the subscription agreement at any time.  Under the subscription agreement, license fee revenue is recognized ratably over the license period.

Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not yet being sold separately.  The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.  Upon contract execution, we collect a deposit, which can vary from 0% to 50% based on the customer’s credit profile and previous relationship with us, if any.  In the event that a customer elects to finance their purchase, we obtain a 10% deposit from the customer and we obtain a copy of the approved lease documents prior to moving forward with the contract.  Payments from leasing companies are either received upon contract execution or when the system has been delivered and accepted by the customer.   Revenue is recognized when all of the criteria of SOP 97-2 are met.  Deposits received in advance of revenue recognition are recorded as deferred revenue.

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

Net loss per share

Basic net loss per share is based on weighted average shares outstanding and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any.  As a result of our net losses in the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2003, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation.  The following table summarizes the common shares and dilutive stock options used in our net income per share calculation for the three months ended September 30, 2003 (in thousands):

Average number of common shares outstanding for basic computations	8,377
Dilutive stock options-based on the treasury stock method	27
Average number of shares outstanding for dilutive computations	8,404

The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share in the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2003 (in thousands):

	Sept. 30, 2004	Sept. 30, 2003
Stock options	1,700	1,431
Warrants to purchase common stock	30	130

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(301)	$298	$(1,035)	$(1,393)
Unrealized gains (losses) on securities	(2)	(6)	(16)	(4)
Comprehensive income (loss)	$(303)	$292	$(1,051)	$(1,397)

Stock-based compensation

Prior to January 1, 2003, we accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and we complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”   In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosures regarding the method of accounting chosen.  The transition and disclosure provisions of SFAS No. 148 became effective for our year ended December 31, 2002.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $30,000 and $9,000 for the quarters ended September 30, 2004 and 2003, respectively, and $64,000 and $14,000 for the nine months ended September 30, 2004 and 2003, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(301)	$298	$(1,035)	$(1,393)
Add stock-based compensation expense included in reported net income, net of related tax effects	30	9	64	14
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(88)	(133)	(251)
Pro forma net income (loss)	$(319)	$219	$(1,104)	$(1,630)

Basic net income (loss) per share:
As reported	$(0.04)	$0.04	$(0.12)	$(0.16)
Pro forma	$(0.04)	$0.03	$(0.13)	$(0.19)

Diluted net income (loss) per share:
As reported	$(0.04)	$0.04	$(0.12)	$(0.16)
Pro forma	$(0.04)	$0.03	$(0.13)	$(0.19)

For purposes of the pro forma disclosure above, as well as the stock-based compensation expense recorded for the three and nine months ended September 30, 2004 and 2003, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The components of our restructuring provision and activity in the reserve for the first nine months of 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	—	625	625
Second quarter 2004 restructuring benefit	—	(147)	(147)
Cash payments	—	(147)	(147)
June 30, 2004 balance	—	331	331
Cash payments	—	(58)	(58)
September 30, 2004 balance	$—	$273	$273

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(52)	(56)
March 31, 2003 balance	—	862	862
Cash payments	—	(51)	(51)
June 30, 2003 balance	—	811	811
Third quarter 2003 benefit	—	(111)	(111)
Cash payments	—	(51)	(51)
September 30, 2003 balance	$—	$649	$649

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

NOTE 3 – SALE OF DENTALMATE BUSINESS

In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003.  The balance of the gain was recognized in the quarters that the note payments were received, $47,000 in the fourth quarter of 2003 and $50,000 in the third quarter of 2004.

NOTE 4 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	4,688	(3,910)	4,688	(3,775)
Other	297	(297)	297	(297)
	$9,261	$(8,483)	$9,261	$(8,348)
Intangible assets not subject to amortization:
Goodwill	$835	$—	$835	$—

Property and equipment net, consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Office and computer equipment	$2,476	$2,380
Furniture and fixtures	230	211
Vehicles	20	20
Leasehold improvements	182	182
	2,908	2,793
Less: accumulated amortization and depreciation	(2,517)	(2,287)
	$391	$506

Depreciation expense was approximately $67,000 and $93,000 for the three months ended September 30, 2004 and 2003, respectively, and was approximately $231,000 and $350,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued payroll and related expenses	$255	$424
State and Local taxes payable	519	524
Restructuring, current portion	157	329
Other	669	1,109
	$1,600	$2,386

NOTE 5 – LITIGATION AND CONTINGENCIES

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts.  Respondents have answered the claim denying the allegations contained therein and asserting various affirmative defenses.  The matter is currently in a discovery phase with a hearing scheduled to commence on February 28, 2005.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $43,000 and $266,000 at September 30, 2004 and December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 6 – GUARANTEES AND INDEMNIFICATIONS

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at VantageMed’s request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  We have no liabilities recorded for these agreements as of September 30, 2004.

We include standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we warrant that the product provided to the licensee does not infringe upon or violate any patent, copyright, trade secret or any other proprietary right of any third party.  The term of this indemnification clause is generally perpetual.  In the event of an infringement claim against VantageMed or an indemnified party is successful, we, at our sole option, agree to do one of the following: (i) obtain for the licensee the right to continue use of the software; (ii) replace or modify the product to make it non-infringing; or (iii) terminate the agreement and refund to the licensee the residual value of the software license fees paid by the licensees for the infringing software.  We believe the estimated fair value of these agreements is minimal.  We have no liabilities recorded for these agreements as of September 30, 2004.

We generally provide a 90-day warranty on proprietary software and services delivered.  No warranty is provided on third-party software or hardware.  Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically and provisions are made for the estimated cost of product warranties based on our historical experience.

NOTE 7 – SEGMENT REPORTING

We have evaluated our approach for making operating decisions and assessing the performance of our business and have determined that we have three reportable segments:  software and systems, customer support and electronic services.  The software and systems sales group sells and licenses practice management software products to physicians, and other professionals with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of a practice. The customer support group provides software, network and hardware support, training, and installation services.  The electronic services group provides electronic claims processing, electronic statement printing and mailing and electronic remittance advice services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and nine months ended September 30, 2004 and 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Recurring (non-GAAP)	$3,557	$3,710	$10,802	$11,306
Non-recurring (non-GAAP)	2,312	1,918	6,257	4,888
Total revenues(GAAP)	$5,869	$5,628	$17,059	$16,194

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

Since our inception, we have invested approximately $24.9 million in product development. These amounts have been primarily invested in our Windows-based products and have been expensed as they have been incurred.

As of September 30, 2004, we had post-acquisition federal and state net operating loss carryforward benefits of approximately $43 million and $4.5 million, respectively, available to offset future taxable income, if any. These benefits will begin to expire incrementally at various dates ending in 2023 and as of September 30, 2004, have been fully reserved on our balance sheet.

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

Since July 1997, we have developed a customer base of over 12,000 sites through both acquisitions and internal growth.  We expect our revenues to increase primarily through internal growth and potentially through acquisitions.  We believe that the migration of existing customers to our Windows-based products, the marketing of these products to new customers, increasing our electronic services revenues through expanded service offerings and increased customer penetration are the keys to our success. Our current business model is therefore focused on increasing revenues from software licensing, support services and electronic transaction services, as well as maintaining recurring support revenues from our legacy customer base.

The selected condensed consolidated financial data set forth below are derived from our unaudited financial statements and should be read in connection with our condensed consolidated financial statements and related notes included in this Form 10-QSB.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Revenues:	2004	2003	2004	2003
Software and systems	28.5%	27.1%	26.6%	24.03%
Customer support	50.4	50.8	52.3	53.5
Electronic services	21.1	22.1	21.1	22.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	14.7	11.3	13.1	10.4
Customer support	31.7	29.3	32.3	32.1
Electronic services	11.9	13.2	11.9	14.5
Total cost of revenues	58.3	53.7	57.3	57.1
Total gross margin	41.7	46.3	42.7	42.9
Operating expenses:
Selling, general and administrative	34.7	37.0	35.7	39.6
Product development	10.5	12.3	11.8	11.3
Depreciation and amortization	1.9	2.8	2.1	3.8
Stock-based compensation	0.5	0.2	0.4	0.1
Gain on sale of DentalMate business	(0.9)	(9.3)	(0.3)	(3.2)
Restructuring	—	(2.0)	(0.9)	0.0
Total operating expenses	46.7	41.0	48.8	51.6
Income (loss) from operations	(5.0)	5.3	(6.1)	(8.7)
Interest and other income (expense), net	0.0	0.0	0.0	0.1
Net income (loss)	(5.0)%	5.3%	(6.1)%	(8.6)%

Results of Operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues. Total revenues for the three month period ended September 30, 2004 were $5.9 million compared to $5.6 million for the three months ended September 30, 2003, an increase of $241,000, or 4.3%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased from $1.9 million for the three months ended September 30, 2003 to $2.3 million for the three months ended September 30, 2004 due to an increase in the number of systems that were installed during the period.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $153,000, or 4.1% from $3.7 million to $3.6 million for the three months ended September 30, 2004.  This decrease was equally due to a decrease in revenues from hardware maintenance services that can be expected as equipment ages and becomes cheaper to replace than to maintain and a decrease in our billing services revenues.

Software and Systems. Software and systems revenues increased $149,000, or 9.8%, from $1.5 million to $1.7 million for the three months ended September 30, 2004.  This increase in software and systems revenues was due to an increase in the number of RidgeMark Practice Management Systems that were installed during the period.

Approximately 8.1% of our software sales for the three months ended September 30, 2004 were legacy products (products that we continue to support but are not actively selling and marketing) compared to 39.2% in the three months ended September 30, 2003.  We have discontinued enhancements and regulatory updates for most of our legacy products and as such we expect the percentage of legacy software sales to continue to decrease as we migrate our legacy customer base to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues increased $100,000, or 3.5% from $2.9 million for the three months ended September 30, 2003 to $3.0 million for the three months ended September 30, 2004.  This increase was primarily due to an increase in the number of systems installed and trained during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  This increase was partially offset by a decrease in revenues associated with hardware maintenance.  Approximately 45.6% of our software maintenance revenues for the three months ended September 30, 2004 were related to legacy products (products that we continue to support but are not actively selling and marketing) compared to 56.5% in the three months ended September 30, 2003.

Electronic Services.   Electronic services revenues are derived primarily from electronic claims processing and electronic patient statement printing and mailing services.  These revenues were essentially unchanged period to period at $1.2 million for the periods ended September 30, 2003 and 2004.

Cost of Revenues. Total cost of revenues increased $397,000, or 13.1%, from $3.0 million to $3.4 million for the three months ended September 30, 2003 and 2004, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 46.3% to 41.7%.  This reduction in gross margin was primarily the result of an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.  Our transition to using a third party vendor to perform hardware installations for RidgeMark customers during the second quarter of 2004 to address the increased order volumes we experienced during the first half of 2004 and expand our geographic coverage as well as our decision to retain existing staff levels through the third quarter to ensure an effective transition to this third party also had a negative impact on our gross margins.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $231,000, or 36.4%, from $634,000 to $865,000 for the three months ended September 30, 2003 and 2004, respectively.  Gross margin on software and systems decreased from 58.4% to 48.3% primarily due to an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support and installation services provided by third-parties.  Customer support cost of revenues increased $209,000, or 12.7%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Gross margin on customer support decreased from 42.4% to 37.3% in 2004 primarily due to an increase in costs associated with installing systems at our customer sites. VantageMed began using a national third party vendor to perform hardware installations for RidgeMark customers during the second quarter of 2004 to address the increased order volumes we experienced during the first half of 2004 and expand our geographic coverage. The decrease in margins was partially due to the decision to retain existing staff levels through the quarter to ensure an effective transition to this third party.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $43,000, or 5.8%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Gross margin on electronic services improved from 40.5% to 43.6%.  This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

Selling, General and Administrative (SG&A). SG&A expenses consist primarily of salaries, commissions, bonuses and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $45,000, or 2.2%, from $2.1 million, or 37.0% of revenues, to $2.0 million, or 34.7% of revenues, for the three months ended September 30, 2003 and 2004, respectively.   The reduction in SG&A expense was primarily due to a reduction in headcount and other costs associated with the functional reorganization we implemented in July 2003.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses decreased $75,000, or 10.8%, from $693,000, or 12.3% of revenues for the three months ended September 30, 2003, to $618,000, or 10.5% of revenues, for the three months ended September 30, 2004, respectively.  This decrease in product development expense was primarily due to a decrease in contract labor associated with HIPAA related development activities as well as development of our TherapistHelper product.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $26,000, or 30.0%, for the three months ended September 30, 2004 from the three months ended September 30, 2003, primarily due to certain fixed assets that became fully depreciated during 2003 and 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $17,000, or 27.4%, for the three months ended September 30, 2004 to the three months ended September 30, 2003, primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

Restructuring.  In the third quarter of 2003, we recognized a net restructuring benefit of $111,000 due to an adjustment to our lease reserve estimate.  This benefit was the result of our entering into a sublease arrangement with terms more favorable than those provided for through the restructuring reserve.  This benefit was partially offset by an increase in the reserve on a second property.  There was no adjustment to the restructuring reserve in the third quarter of 2004.

The components of our restructuring provisions and activity in the related reserve for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	Severance	Leased Facilities	Property and Equipment	Total
June 30, 2004 balance	$—	$331	$—	$331
Cash payments	—	(58)	—	(58)
September 30, 2004 balance	$—	$273	$—	$273

	Severance	Leased Facilities	Property and Equipment	Total
June 30, 2003 balance	—	811	—	811
Q3 2003 benefit	—	(111)	—	(111)
Cash payments	—	(51)	—	(51)
September 30, 2003 balance	$—	$649	$—	$649

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $30,000 and $9,000 for the three months ended September 30, 2004 and 2003, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Gain on Sale of DentalMate Business. In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and deferred the gain associated with the $100,000 in notes receivable.  In the third quarter of 2004 we recognized a $50,000 gain in connection with the final installment payment.

Interest and Other Income (Expense), Net.  Interest income decreased $12,000 primarily due to a $1.2 million , or 49.7%, decrease in our cash and investment balances from September 30, 2003 to September 30, 2004.  Interest expense and other, net, decreased $12,000 from the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to the maturity of several of our capital leases and debt.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2004 or 2003, as we did not generate book or taxable income.  At September 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues. Total revenues for the nine month period ended September 30, 2004 were $17.1 million compared to $16.2 million for the nine months ended September 30, 2003, an increase of $865,000, or 5.3%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) increased $1.4 million to $6.3 million from $4.9 million for the nine months ended September 30, 2004 and 2003, respectively due to an increase in the volume of practice management systems that were installed during the period.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $504,000 to $10.8 million from $11.3 million for the nine months ended September 30, 2004 and 2003, respectively.  This decrease was primarily due to a decrease in revenues from hardware maintenance services on our legacy products that can be expected as equipment ages and becomes cheaper to replace than to maintain and a decrease in our billing services revenues.  These decreases were partially offset by an increase in revenues related to system installation and training revenues.

Software and Systems. Software and systems revenues increased $654,000, or 16.8%, to $4.5 million from $3.9 million for the nine months ended September 30, 2004 and 2003, respectively.  This increase in software and systems revenues was due to an increase in the number of RidgeMark Practice Management Systems that were installed during the period.  This increase was partially offset by decreases in sales of our legacy products as we pursue an aggressive migration strategy toward our Windows-based products.

Approximately 6.5% of our software sales for the nine months ended September 30, 2004 were legacy products (products that we continue to support but are not actively selling and marketing) compared to 24.3% for the first nine months of 2003. We expect this percentage to continue to decline as our sales and marketing efforts have shifted exclusively to our core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues increased $257,000, or 3.0% from $8.7 million for the nine months ended September 30, 2003 to $8.9 million for the nine months ended September 30, 2004.  This increase was primarily due to an increase in the number of systems installed and trained during the first nine months of 2004 compared to the first nine months of 2003.  This increase was partially offset by a decrease in revenues from hardware maintenance services as well as a decrease in our billing services revenues.  Approximately 52.8% of our software maintenance revenues for the nine months ended September 30, 2004 were related to legacy products (products that we continue to support but are not actively selling and marketing).

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $46,000, or 1.3%, and were approximately $3.6 million for each of the nine month periods ended September 30, 2004 and 2003.   The decrease is primarily due to a decrease in revenues associated with the DentalMate business sold in the third quarter of 2003.

Cost of Revenues. Total cost of revenues increased $529,000, or 5.7%, from $9.2 million to $9.8 million for the nine months ended September 30, 2003 and 2004, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased slightly from 42.9% to 42.7%.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $542,000, or 32.1%, from $1.7 million to $2.2 million for the nine months ended September 30, 2003 and 2004, respectively.  Gross margin on software and systems decreased from 56.6% to 50.9% primarily due to an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues increased $316,000, or 6.1%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Gross margin on customer support decreased slightly from 39.9% to 38.1% primarily due to an increase in costs associated with installing systems at our customer sites.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $329,000, or 14.0%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Gross margin on electronic services improved from 35.6% to 43.9%.  This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

Selling, General and Administrative. SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $325,000, or 5.1%, to $6.1 million, or 35.7% of revenues, from $6.4 million, or 39.6% of revenues, for the nine months ended September 30, 2004 and 2003, respectively.  The reduction in SG&A expense was primarily due to a reduction in related headcount and the closure of three operating facilities as a result of a functional reorganization we implemented in July 2003.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses increased $174,000, or 9.5%, from $1.8 million, or 11.3% of revenues,  for the nine months ended September 30, 2003 to $2.0 million, or 11.8% of revenues, for the nine months ended September 30, 2004.  This increase in product development expense was primarily due to an increase in headcount and contract labor associated with the growth of our test and product quality assurance programs and HIPAA development.

Depreciation and Amortization. Depreciation is expense recognized on a straight line basis over the estimated useful lives of our property and equipment and decreased $120,000, or 34.2%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to certain property and equipment that became fully depreciated during 2003 and 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our intangible assets subject to amortization and decreased $138,000, or 50.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

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

The components of our restructuring provisions and activity in the related reserve for the nine month periods ended September 30, 2004 and 2003 are as follows (in thousands, as restated, see Note 1):

	Severance	Leased Facilities	Total
December 31, 2003 balance	$—	$701	$701
Cash payments	—	(76)	(76)
March 31, 2004 balance	—	625	625
Second quarter 2004 restructuring benefit	—	(147)	(147)
Cash payments	—	(147)	(147)
June 30, 2004 balance	—	331	331
Cash payments	—	(58)	(58)
September 30, 2004 balance	$—	$273	$273

	Severance	Leased Facilities	Total

December 31, 2002 balance	$4	$806	$810
First quarter 2003 provision	—	108	108
Cash payments	(4)	(52)	(56)
March 31, 2003 balance	—	862	862
Cash payments	—	(51)	(51)
June 30, 2003 balance	—	811	811
Third quarter 2003 benefit	—	(111)	(111)
Cash payments	—	(51)	(51)
September 30, 2003 balance	$—	$649	$649

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form
10-KSB.  Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $64,000 and $14,000 for the nine months ended September 30, 2004 and 2003, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Gain on Sale of DentalMate Business. In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000.  We recognized a gain on the sale of this business totaling $524,000 in the third quarter of 2003 and deferred the gain associated with the $100,000 in notes receivable.  In the third quarter of 2004 we recognized a $50,000 gain in connection with the final installment payment.

Interest and Other Income (Expense), Net.  Interest income decreased $41,000, or 53.9% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to a $1.2 million, or 49.7%, decrease in our cash and investment balances from September 30, 2003 to 2004.  Interest expense and other, net also decreased $41,000, or 60.3% due to the maturity of several of our capital leases and debt obligations as well as a $15,000 gain on the sale of a fixed asset recognized in 2004.

Income Taxes. We did not record a provision for income taxes in the first nine months of 2004 or 2003, as we did not generate book or taxable income.  At September 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.  We enter into license agreements with customers, that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term.  Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists.  Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not yet being sold separately.  The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training.  Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.  In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term.  Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered.  Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

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

Long-lived Assets.  For certain long-lived assets, primarily property and equipment and intangible assets, we estimate the useful life of the asset and recognize its cost as an expense over the estimated useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the carrying value on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

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

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of revenues, indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $629,000 for the nine months ended September 30, 2004 compared to $927,000 for the nine months ended September 30, 2003.   In the nine months ended September 30, 2004 our net loss excluding non-cash charges for depreciation and amortization expense was $669,000, which accounts for substantially all of the cash used in operations.  Also in 2004, a decrease in accounts payable and accrued liabilities used cash of $486,000 and a decrease in prepaid and other assets provided cash of $205,000.  In the nine months ended September 30, 2003, our net loss excluding non-cash charges for depreciation and amortization was $776,000.  A decrease in accounts receivable provided cash of $280,000.

Investing activities provided cash of $685,000 in the nine months ended September 30, 2004 primarily due to the maturity of a short term investment.  This source of cash was partially offset by a use of cash for capital expenditures.  Investing activities provided cash of $1.6 million in the nine months ended September 30, 2003 primarily due to proceeds from the maturity of investment securities.  This source of cash was partially offset by capital expenditures of $214,000.  Cash proceeds from our sale of the DentalMate business provided cash of $50,000 and $500,000 in the nine month periods ended September 30, 2004 and 2003, respectively.

Net cash used in financing activities was $420,000 for the nine months ended September 30, 2004 and was $454,000 for the nine months ended September 30, 2003.  In both years, payments on debt were the primary reason for the use of cash.  In the nine months ended September 30, 2004, stock option exercises provided cash of $17,000.

At September 30, 2004, we had negative working capital and we used cash in our operations.  We also had a deficit in stockholder’s equity.  At September 30, 2004, we had $1.2 million of cash and short-term investments.  Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least September 2005.  However, we may seek to raise additional funds to cover any losses, fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Order activity for the third quarter of 2004 was flat with the same quarter in the prior year and was lighter than anticipated due in part to longer sales cycles at several larger customers. We may not achieve the level of order activity that we have planned for and additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be significantly limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At September 30, 2004, we had $338,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.5% to 6.95%.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At September 30, 2004, we had $78,000 in capital leases that mature from November 2004 to December 2005.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2003, we had $486,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $170,000 in capital leases.

In June 2004, we financed a $120,000 insurance premium with monthly payments of $13,000. This agreement bears interest at a rate of 5.95%, totals $67,000 at September 30, 2004 and will be paid in full in February 2005.  In April 2004, we financed a $37,000 insurance premium with monthly payments of $3,000.  This agreement bears interest at a rate of 6.5%, totals $12,000 at September 30, 2004 and will be paid in full in January 2005.

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

Our other contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003 as described in our Form 10-KSB, other than as described above.

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

Risks Associated with our Business

Our Stock Trades on the Over the Counter Bulletin Board

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

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of September 30, 2004, our accumulated deficit was $74.0 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At September 30, 2004, we had $1.2 million of cash and cash equivalents and had negative working capital.  Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least September 2005.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.  Order activity for the third quarter of 2004 was flat with the same quarter in the prior year and was lighter than anticipated due in part to longer sales cycles at several larger customers. We may not achieve the level of order activity that we have planned for and additional financing may not be available on terms favorable to us, or at all.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond September 2005.

Additional may not be available on terms favorable to us, or at all. In the event that such financing requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Or Sustain Profitability

In the last 12 months we have experienced significant changes in the volumes of our order activity and in the number of customers we are supporting on our core products, which has placed, and may continue to place, a significant strain on our resources.  To address this issue, we have made a number of changes to our policies and procedures and have expanded our overall software development, marketing, sales, client management and training capacity.  In the event that we are unable to timely and adequately modify our policies and procedures to support these changes in our volumes  or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, our operations could be adversely affected.  In addition, many of the changes we have made and that we may need to  make have or will require a cash investment.  Our ability to effectively implement these changes has been and will continue to be  limited by our financial resources.

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical software companies. Industry competitors include organizations such as WebMD Corporation, GE Medical, VitalWorks, Inc., Misys Healthcare Systems, McKesson HBOC and Quality Systems, Inc.  Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.  In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

Changes in Accounting and Legal Standards Could Adversely Affect our Future Operating Results

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with certain of these requirements and will be required to comply with additional requirements in 2005.  We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts.  Respondents have answered the claim denying the allegations contained therein and asserting various affirmative defenses.  The matter is currently in a discovery phase with a hearing scheduled to commence on February 28, 2005.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $43,000 and $266,000 at September 30, 2004 and December 31, 2003, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1         Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2004.  Filed herewith.

31.2         Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2004.  Filed herewith.

32.1         Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.  Filed herewith.

32.2         Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.  Filed herewith.

(b)           Reports on Form 8-K

On November 8, 2004, we filed a current report on Form 8-K with our press release furnishing our results of operations for the third quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2004.

VantageMed Corporation

By:	/s/ Philip D. Ranger	By:	/s/ Richard M. Brooks
	Philip D. Ranger		Richard M. Brooks
	Chief Financial Officer		Chief Executive Officer
and Chairman of the Board