Form 10KSB
period 2004-12-31
VANTAGEMED CORP
filed 2005-03-30
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-29367

VantageMed Corporation

(Exact name of Registrant as specified in its charter)

Delaware	68-0383530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11060 White Rock Road, Suite 210, Rancho Cordova, California 95670
(916) 638-4744

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and if no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the year ended December 31, 2004 were $22,120,000.

As of March 23, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6.4 million, based upon the last reported sales price of our common equity as reported by the Over-The-Counter Bulletin Board on that date of $0.89 per share. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. We had 13,656,267 common shares outstanding at March 23, 2005.

Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders to be held on May 25, 2005.

VantageMed Corporation

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

PART I

Item 1. Business

The Company

VantageMed is a provider of healthcare software products and services to more than 18,000 physician and behavioral health providers nationwide. These providers use our core software products including RidgeMark, Northern Health Anesthesia, Therapist Helper and ChartKeeper as well as our SecureConnect electronic transaction services. VantageMed is dedicated to providing these cost effective, easy to use solutions that empower healthcare providers and their staff with the tools and data they need to improve productivity and reimbursements.

Although over 95% of physician practices today utilize a Practice Management Solution (PMS), the majority of those practices utilize outdated legacy technology (e.g., DOS, SCO Unix, flat-file databases, etc.) systems that are expensive to support and develop and may not continue to meet the privacy, Electronic Data Interchange (EDI) transactions and security standards introduced by the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) HIPAA legislation. Given that the EDI standards for transactions other than claims (i.e., eligibility, electronic remittance advice and claim status) are finally being adopted in large numbers by insurance companies, the rate of obsolescence of legacy systems is increasing. As a result of our acquisitions, we have continued to support numerous legacy technology systems. Throughout 2003 and 2004, however, we announced support discontinuance, or sunset, programs to these legacy customers. As a result, we expect to reduce the number of legacy technology systems supported to five by April 1, 2005 (a reduction from 12 at December 31, 2004). These legacy systems generally lack the current state-of-the-art technology of our Windows-based products, but provide similar functionality. We have derived significant revenues from supporting these legacy systems in the past; however, these revenues have decreased as a result of our decision to discontinue support of these costly products as we migrate customers to our core products and we expect these revenues will continue to decrease throughout 2005 until our support of these products has ceased. Some of this revenue has been replaced by the deployment of our core products, particularly RidgeMark, to some of these customers. During this sunset and migration process, we have received an accelerated number of orders to purchase our RidgeMark system. We do not expect that migration orders will continue at significant volumes after 2005. In addition there is no assurance that we will be able to generate significant orders from new customers.

This process of migrating customers from our legacy systems to our core Windows-based products represented a significant sales and marketing opportunity over the last two years. In 2005 and beyond, our growth and success will come largely from our ability to either migrate physician practices that use competitors’ systems to one of our core products or install and interface our ChartKeeper Computerized

Medical Records product on top of their existing system. We believe that the adoption of our core Windows-based products will increase the customers’ access to clinical and administrative information while also increasing their ability to communicate with numerous healthcare participants, such as third-party insurance payers.

Our recurring revenues were approximately 64% of total revenues in 2004 and 69% of total revenues in 2003. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. Please refer to the Introduction portion of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details and a reconciliation to our GAAP revenues. In an attempt to retain and increase recurring revenues, we are expanding our service offerings and migrating existing customers to our core Windows-based products and services, and expanding our electronic services. With the increasing penetration of our SecureConnect electronic transaction services we have improved our ability to deliver these EDI services. In addition to increasing adoption of traditional claims and patient statement services, we have added new HIPAA compliant EDI transactions, including electronic remittance advice and eligibility.

The VantageMed Solution

Our software products and services have positioned us to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions.

We offer Windows-based healthcare information systems that reduce the growing impact of economic pressures, administrative burdens and increased information requirements now faced by healthcare providers by  enabling our customers to access and process information more efficiently and reliably, reduce staff time, and collect money from patients and insurance payers faster and easier. With a network of  sales representatives located throughout the United States, we feel that we are well positioned to take advantage of the opportunities that result from the increasingly complex needs of the healthcare industry.

Our objective is to expand our market share, retain and then increase our recurring revenues in order to strengthen our position as one of the leading suppliers of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

•        Offering our Core Windows-based Products and Services   These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market. Given that the vast majority of providers in our overall industry utilize legacy technology today (for example, DOS, SCO Unix, flat-file databases, etc.), migrating both new and existing customers to our Windows-based products is a key growth strategy.

•        Expanding Clinical Solutions   We provide a  Computerized Medical Record (CMR) system, ChartKeeper, designed to eliminate the vast quantities of paper and cost involved in creating, storing and communicating patient charts. Given that increased spending by healthcare providers is forecasted for clinical products over the course of the next several years, we believe this is a key area for future growth.

•        Cross-Selling our SecureConnect EDI Products and Services   With over 18,000 providers using our products, we have the ability to generate significant growth by cross-selling additional EDI products and services to our installed customer base. These EDI products currently include claims, claim scrubbing, eligibility, electronic remittance advice and patient statement services. Given the HIPAA laws, providers and insurance payers are rapidly expanding the volume and types of electronic transactions that are exchanged. These additional EDI transactions and services are important sources of our recurring revenues.

•        Strengthening our National and Local Presence   Through sales and marketing programs as well as training and information systems, we continue to strengthen our processes and systems on a national level providing a consistent framework with which to provide support within our local markets.

Principal Products

We classify our software products as “core” and “Windows-based” or “legacy”. Our core Windows-based products are the primary products currently offered to our new customers and are the primary focus of our ongoing product development efforts. Our Windows-based products provide our customers with software designed to automate administrative, financial, practice management and clinical requirements of a practice. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms and can accommodate from one to hundreds of healthcare providers and users.

We have designed our products to enable our customers to transition from their legacy systems to Windows-based products and services. The features, functions and primary customers of our core Windows-based products and services are described below.

Core Windows-based Products and Services	Features and Functions	Primary Customer or Type of Practice
RidgeMark®	Practice management—scheduling, billing, patient registration, collections, reporting, claim scrubbing and EDI transactions (claims, eligibility, electronic remittance advice and patient statements)	Primary and specialty medical practices
Northern Health Anesthesia®	Practice management—scheduling, billing, patient registration, collections, reporting and EDI transactions (claims, electronic remittance advice and patient statements)	Anesthesia practices
Therapist Helper®

Patient registration, scheduling, billing, managed care tracking, reporting and EDI transactions (claims, patient credit card payments and patient statements); also includes a Palm Pilot enabled application and automated credit card processing for patient billing

Psychologists, psychiatrists and behavioral health practitioners
ChartKeeper®	Computerized Medical Record system for electronic storage and tracking of patient charts, transcription notes, document imaging, lab results, security, authentication and electronic chart distribution	Primary and specialty medical practices
SecureConnect™

Electronic Data Interchange (EDI) transaction service including hosted servers that exchange, translate and manage HIPAA compliant (e.g., claims, electronic remittance advice and eligibility) and other (e.g., patient statements) EDI transactions with our core practice management system products

Healthcare providers submitting electronic transactions

Electronic Services

Our products enable Electronic Data Interchange (EDI) functions, through our SecureConnect services. EDI improves a healthcare practice’s cash flow and operations by converting costly paper and telephone-based communications into cost-efficient electronic transaction processing. Our centralized

SecureConnect services, some or all of which are available for each of our products, currently include the following:

•        Electronic Claims   Receives insurance claims from provider practices, reformats the claims into appropriate formats and sends them to payers/insurance companies, either directly or through third party clearinghouse partners. In addition, claim submission reports are delivered back to provider practices.

•        Electronic Patient Billing Statements   Submits patient billing information from practices by electronic connection to a processing center that prints, inserts and mails patient invoices and provides billing reports to the practice.

•        Electronic Remittance Advice   Receives and posts insurance payment information automatically into the practice management system thus eliminating costly and error-prone manual data entry.

•        Electronic Eligibility   Checks a patient’s eligibility data with an insurance payer and in some cases provides detailed information regarding co-pays, deductible status and coverage information.

•        Electronic Credit Card Transactions   Bills a patient’s credit card directly from the practice management system.

We generate revenues by providing these SecureConnect services on a per transaction or flat monthly fee basis. We expect that the benefits of these transactions along with the HIPAA mandate requiring third-party payers to support standardized electronic transaction sets will increase provider adoption of electronic services. As additional HIPAA transactions are more clearly defined and payers begin support of these new transactions (e.g., claims status and referrals/authorizations), SecureConnect will expand on these service offerings to include all HIPAA-supported transactions. The continued development of our SecureConnect services will add further differentiation for all of our product offerings.

Support Services

We believe that customer satisfaction with our customer support and installation, data conversion, network support and training services is critical to our success. Some of these services are performed at the customer’s site. In addition to providing on-site training for many of our product lines, we perform classroom-based training and offer on-line Web-based training options. We publish periodic newsletters and sponsor user group conferences. These forums provide the user with current information and offer us an opportunity to demonstrate our new products and services.

We provide our customers with ongoing software support and services under monthly, quarterly and annual maintenance agreements. These agreements provide for help desk support, software maintenance, upgrades (when and if available) and remote diagnostics. As of December 31, 2004, our customer service and support groups consisted of 112 employees, or approximately 64% of our employee base.

Hardware and Supplies

In many cases, the sale of our software products is combined with the sale of third-party software, hardware systems and installation services. Because many medical practices require additional hardware as their practices grow, we also offer computer, peripherals and computer supplies as part of our product offerings. We often receive installation and ongoing maintenance revenues as a result of these hardware sales.

Product Development

As of December 31, 2004, our Windows-based product development and quality testing organization consisted of 18 employees. Our development teams are organized by product. Each product team has a product manager and various developers. In certain cases, we have contracted with third-party development or quality testing and assurance groups to assist us with the development of our products. Our quality assurance and testing teams follow established guidelines and subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from customers and our sales teams. Project management tools, project schedules and distribution of technical and training notes are managed through our corporate Intranet.

Privacy and Security Issues

Because our products and services are utilized to transmit and manage highly sensitive and confidential medical information, we provide security and confidentiality features for our customers,  helping them to comply with the HIPAA privacy and security regulations. To enable the use of our products and services for the transmission of protected health information (PHI), we utilize advanced technology designed to provide a high degree of security. This technology includes:

•        user ID and password access to all of our software;

•        sophisticated access restrictions that allow our customers to determine the individuals who will have access to data and what level of access such individual will have;

•        encryption of data transmitted as required over public networks (where use is shared with the public, including over the Internet); and

•        use of mechanisms for preventing outsiders from improperly accessing private data resources on our network, commonly referred to as a “firewall.”

We intend to  support our customers in complying with the HIPAA privacy, transaction and security rules and timeframes.

Internally, within our billing service, SecureConnect clearinghouse and Client Services organizations, we work to ensure the safe handling of PHI by:

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

We monitor proposed regulations that might affect our software products and services in order to ensure that we make appropriate improvements in our products to aid our customers with their compliance programs. Internally, we also monitor the physical layout and access controls of our operating facilities to minimize the risk of incidental disclosure of PHI to individuals not directly required to view such data.

Sales and Marketing Strategy

Organized primarily by product line, the members of our sales and marketing teams focus on building and maintaining strong customer and prospect relationships within local markets to generate new sales. Within our existing customer base, we promote and sell hardware upgrades, maintenance services, add-on software modules and EDI services. As of December 31, 2004, we had 22 sales and marketing personnel, including sales and marketing management, telemarketing, telesales  and field sales representatives.

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

Our principal competitors include organizations such as WebMD Practice Services/Medical Manager, Cerner/VitalWorks, Inc., QSI/NextGen, Misys Physician Systems and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed niche products offered with varying feature sets and at various price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

Acquisitions

Prior to our initial public offering in February 2000, we completed 26 acquisitions. Due to the volatility of the financial markets and the uncertainty in the healthcare industry, we have not pursued any acquisitions since 1999; however, we may pursue additional acquisitions in the future as opportunities arise.  As part of our integration process, we integrated all accounting, administrative and sales functions within our corporate infrastructure. Customer support for legacy products is managed through a combination of local and national support resources.

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

Transaction Standards.   The Transaction Standards became effective in October 2003; however, many covered entities, including many providers and  insurance payers were not fully compliant as of that date. In response to concerns communicated to the Centers for Medicare and Medicaid Services (CMS) regarding the readiness of a significant portion of the covered entities for the October 2003 deadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 2003 Implementation Deadline” (which we refer to as the CMS Guidance). Under CMS’s contingency plan for Medicare, it announced that it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.”  However, effective in July 2004, only claims that are compliant with the Transaction Standards were to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period. Our SecureConnect clearninghouse has been  processing HIPAA compliant transactions since August 2003.

CMS has made clear that it expected each party to every transaction to be accountable for compliance with the new standards as of October 2003. However, the CMS Guidance provided for a flexible, complaint-driven enforcement strategy. CMS indicated that it will respond to complaints regarding non-compliant transactions submitted to it in writing and that, upon receipt of a complaint, CMS will notify the entity that a complaint has been filed and provide an opportunity for the entity to demonstrate compliance or to document its good faith effort to comply with the standards. In evaluating good faith efforts, CMS stated that it will consider not only the entity’s efforts on behalf of itself, but its efforts—through outreach and testing—to ensure that its trading partners are also in compliance. CMS also noted that its expectations regarding compliance efforts will vary with the size and type of covered entity. We understand that CMS expects that larger organizations will have more sophisticated compliance efforts and outreach to their smaller trading partners.

We cannot provide assurance regarding how CMS will regulate clearinghouses in general, in particular our SecureConnect clearinghouse. In addition, even though major disruptions in the flow of electronic transactions may be less likely in light of CMS’s current approach to enforcement of the Transaction Standards, we have experienced isolated disruptions and some delays and we expect there will continue to be some problems for a period of time.

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

Privacy Standards.   These rules became effective in April 2001 and the compliance date for most entities was April 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. This rule requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule has required us to incur product development and costs and we may continue to incur additional costs to comply. The rules restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

Security Standards.   These rules become effective in April 2005 and establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.”  Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. In 2005 we are deploying enhancements to our core products that allow a practice to more easily comply with the Security Standards.   We are unable to predict what changes might be made to the Security Standards immediately prior to or after the April 2005 implementation deadline or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

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

ChartKeeper, Northern Health Anesthesia, RidgeMark, SecureConnect and Therapist Helper are either registered trademarks or trademarks of VantageMed Corporation. Any other trademarks used in this Report are the property of their respective owners.

Employees

As of December 31, 2004, we employed 174 persons, including 22 in sales and marketing, 112 in customer support services, 18 in product development and 22 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union and we have not experienced any work stoppages and consider relations with our employees to be good.

Our filings with the SEC, including our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB,  periodic current reports on Form 8-K and amendments to these reports, are available on the SEC’s website free of charge (www.SEC.gov). In addition, the SEC’s website contains reports, proxy, information statements and other information regarding issuers that file electronically with the SEC, including us.

Item 2. Properties

We currently lease approximately 8,500 square feet at our principal executive and corporate headquarters at 11060 White Rock Road, Suite 210, Rancho Cordova, California, that expires in September 2007. We also lease space at several locations throughout the United States, with lease terms expiring at various dates through 2007. We believe that these facilities are adequate for our current operations, and additional leased space can be obtained as needed. We have subleased some space in our facilities in Boulder, Colorado and Honolulu, Hawaii. These leases expire in July 2007 and November 2005, respectively.

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

In December 2003, several employees resigned from VantageMed to form a separate company named Pacific Practice Services. In February 2004 and March 2004, VantageMed notified these former employees regarding several matters including VantageMed’s assertion that the use of the Pacific Practice Services name infringes VantageMed’s rights regarding the name. In March 2005, the parties entered into a release and settlement agreement that, among other things, requires the former employees to discontinue the use of the name Pacific Practice Services.

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated. The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts. Respondents answered the claim denying the allegations contained therein and asserting various affirmative defenses. The matter was settled in January 2005 and in connection with the settlement, VantageMed agreed to pay the former employees’ legal expenses totaling $27,500 and the Putnam’s agreed to a non-solicitation provision.

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination. The Company responded and has not received any additional communications since that time.

In February 2005, a former VantageMed customer filed a complaint against the Company alleging that the Company breeched its support and maintenance contract with the customer by failing to make modifications to the plaintiff’s software to make that software HIPAA compliant. The Company believes that the plaintiff’s allegations are without merit and will file a response to the complaint in April 2005.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $129,000 at December 31, 2004, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders Matters

VantageMed’s common stock was listed on the NASDAQ National Market under the symbol “VMDC” from February 15, 2000 (the date of our initial public offering) through April 17, 2002.  On April 18, 2002, in connection with the late filing of our Annual Report on Form 10-K for the year ended December 31, 2001, the ticker symbol for the Company’s common stock changed to “VMDCE” and on September 24, 2002, our securities were delisted for failure to comply with the minimum bid price per share ($1.00) requirement. Our securities currently trade on the OTC Bulletin Board under the symbol “VMDC.OB”. The following table shows the high and low closing prices for our common stock as reported by the exchanges listed above:

	2004		2003
Period	High	Low	High	Low
First Quarter	$1.73	$1.00	$0.37	$0.15
Second Quarter	$1.54	$0.55	$0.70	$0.28
Third Quarter	$0.86	$0.54	$0.35	$0.20
Fourth Quarter	$0.95	$0.54	$1.00	$0.27

As of March 23, 2005, we had 159 registered owners of our common stock and a substantially greater number of beneficial owners.

We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future earnings for growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 14 to consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 451,613 warrants to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. VantageMed will file a registration statement with the Securities and Exchange Commission covering the resale of the shares. We plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-KSB and are designed to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is comprised of:

•       Introduction.   This section provides a general description of our business and summarizes any acquisitions and/or restructuring plans we have undertaken over the last two years. This section also includes a table of selected financial data for the most recent five years.

•       Results of Operations.   This section provides our analysis of the significant line items on our consolidated statements of operations.

•       Critical Accounting Policies.   This section discusses the accounting policies we consider important to our financial condition and results of operations and that require us to exercise subjective or complex judgments in their application. This section also includes a discussion about recent accounting pronouncements and the impact those pronouncements are expected to have on our financial condition and results of operations.

•       Liquidity and Capital Resources, Debt and Lease Obligations.   This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of December 31, 2004.

•       Forward Looking Statements and Risk Factors.   This section describes circumstances or events that could have a negative effect on our financial results or operations that could change, for the worse, existing trends in our business. The factors discussed in this section are divided into two categories—risks associated with our business and risks associated with our industry.

Introduction

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services. We have not completed any acquisitions since 1999.

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth. In 2003 and 2004, we focused on migrating our customers that were using our Legacy technology products (products that we were supporting in 2004 and earlier but not actively selling or marketing)  to our Windows-based products and services. We expect that the process of discontinuing support of, or sunsetting, these Legacy technology products will be substantially completed during the first half of 2005. We expect our focus during 2005 and beyond will be on marketing and selling products to new customers as well as the expansion of our electronic transaction service offerings.

Throughout 2003 and 2004, we have initiated various restructuring plans that included an evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of our workforce. See Note 3 to our Consolidated Financial Statements included in this Form 10-KSB.

We derive revenues from three primary sources:

•       Software and systems.   These revenues result from the licensing of our proprietary software, as well as the sale of third-party software (primarily desktop operating systems and standard communication/security software), computer hardware and supplies. We consider these revenues to be non-recurring in nature.

•       Customer support.   These revenues are derived from software and hardware maintenance contracts, installation, training, data conversion and billing services. Revenues from software and hardware maintenance contracts and billing services are considered to be recurring in nature. Revenues from installation, training and data conversion services are non-recurring.

•       Electronic services.   These revenues are derived from supporting electronic transactions initiated by our customers including insurance claims processing, electronic patient statement printing and mailing and remittance advice. We consider these revenues to be recurring in nature.

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

	Years Ended December 31,
	2004	2003
Recurring	$14,090	$14,897
Non-recurring	8,030	6,958
Total revenues	$22,120	$21,855

The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in connection with our consolidated financial statements and related notes included in this Form 10-KSB.

Selected Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000
			(As restated, see Note 2 to Consolidated Financial Statements)
Consolidated Statement of Operations Data:
Revenues:
Software and systems	$5,870	$5,495	$5,153	$6,958	$7,736
Customer support	11,496	11,576	11,978	12,441	12,713
Electronic services	4,754	4,784	4,613	4,536	3,458
Total revenues	22,120	21,855	21,744	23,935	23,907
Cost of revenues:
Software and systems	2,971	2,494	1,854	2,420	2,899
Customer support	7,347	6,893	7,469	7,289	8,007
Electronic services	2,791	2,925	3,176	3,012	2,115
Total cost of revenues	13,109	12,312	12,499	12,721	13,021
Total gross margin	9,011	9,543	9,245	11,214	10,886
Operating expenses:
Selling, general and administrative	8,699	8,510	11,391	12,283	15,496
Product development	2,519	2,637	2,975	5,129	5,572
Depreciation and amortization	477	769	1,184	3,286	5,656
Stock-based compensation	113	27	—	—	—
Restructuring, impairment and other charges	1,052	1,318	1,748	5,792	12,899
Gain on sale of DentalMate business	(41)	(571)	—	—	—
Total operating expenses	12,819	12,690	17,298	26,490	39,623
Loss from operations	(3,808)	(3,147)	(8,053)	(15,276)	(28,737)
Shareholder litigation settlement	—	—	—	(1,300)	—
Interest and other income (expense), net	(97)	10	(7)	614	2,282
Loss before income taxes	(3,905)	(3,137)	(8,046)	(15,962)	(31,019)
Income tax provision	—	—	—	(15)	(18)
Net Loss	$(3,905)	$(3,137)	$(8,046)	$(15,977)	$(31,037)
Basic and diluted loss per share(1)	$(0.47)	$(0.37)	$(0.95)	$(1.86)	$(3.84)
Weighted-average shares—basic and diluted(1)	8,285	8,400	8,493	8,596	8,086

	As of December 31,
	2004	2003	2002	2001	2000
			(As restated, see 2002 Form 10-KSB)
Consolidated Balance Sheet Data:
Net working capital	$(4,900)	$(2,187)	$(769)	$4,131	$13,001
Cash, cash equivalents and short-term investments	946	2,359	2,682	5,456	16,295
Long-term investments	—	—	804	2,583	1,001
Total assets	3,219	7,638	9,964	17,806	34,189
Long-term debt, net of current portion	—	195	555	924	1,155
Accumulated deficit	(76,895)	(72,990)	(69,853)	(61,807)	(45,830)
Total stockholders’ equity (deficit)	$(4,262)	$(483)	$2,694	$10,791	$26,798

(1)          Potentially dilutive securities from preferred stock, stock options, warrants or convertible notes have been excluded for all loss years.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2004	2003
Revenues:
Software and systems	26.5%	25.1%
Customer support	52.0	53.0
Electronic services	21.5	21.9
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	13.5	11.4
Customer support	33.2	31.5
Electronic services	12.6	13.4
Total cost of revenues	59.3	56.3
Total gross margin	40.7	43.7
Operating expenses:
Selling, general and administrative	39.3	38.9
Product development	11.4	12.1
Depreciation and amortization	2.2	3.5
Stock-based compensation	0.5	0.1
Restructuring, impairment and other charges	4.8	6.0
Gain on sale of DentalMate business	(0.2)	(2.6)
Total operating expenses	58.0	58.0
Loss from operations	(17.3)	(14.3)
Interest and other income (expense), net	(0.4)	0.0
Net loss	(17.7)%	(14.3)%

Results of Operations for the year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues.   Total revenues increased $265,000, or 1.2%, from $21.9 million for the year ended December 31, 2003 to $22.1 million for the year ended December 31, 2004. This increase included a

$1.1 million, or 15.4%, increase in non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) due to an increase in the sale of our RidgeMark solution for software, systems and related services. This increase was partially offset by an $807,000, or 5.4%, decrease in recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) primarily the result of a decrease in hardware and software maintenance revenues on our Legacy products as well as a decrease in our billing services revenues.

Software and Systems.   Software and systems revenues increased $375,000, or 6.8%, from $5.5 million in 2003 to $5.9 million in 2004. This increase in software and systems revenues was primarily due to an increase in sales of our Windows-based practice management product, RidgeMark, and the hardware and supplies that often accompany these sales and to a lesser extent, sales of our TherapistHelper product. This increase in sales was primarily the result of our Great Exchange marketing campaign and efforts to migrate our Legacy customer base to our Windows-based product.

Approximately 8.8% of our 2004 software sales were Legacy products  compared to 20.3% in 2003. We have discontinued enhancements and regulatory updates for most of our Legacy products and as such we expect the percentage of Legacy software sales to continue to decrease as we migrate our Legacy customer base to our core Windows-based products.

Customer Support.   Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation. A significant portion of our customer support revenues are considered to be recurring in nature and have not fluctuated significantly from period to period. The $80,000, or 0.7%, decrease from $11.6 million in 2003 to $11.5 million in 2004 is primarily due to a decrease in revenues derived from our DentalMate product which was sold in September 2003 as well as a decrease from hardware maintenance services on our Legacy products that can be expected as equipment ages and becomes cheaper to replace than to maintain. In addition, a decrease in billing services revenues due to a decline in customers contributed to the decrease in customer support revenues. These decreases were partially offset by an increase in training and installation revenues as we converted a number of our Legacy product customers to our core products. In addition, in 2004 approximately 49% of our customer support revenues were derived from sales and support of our core products compared to 25% in 2003. We expect the percentage of customer support revenues from Legacy software products to decrease significantly in connection with our Legacy sunset process.

Electronic Services.   Electronic services revenues are derived primarily from electronic patient statement printing and mailing and electronic claims processing  services. Electronic statement services revenues decreased $402,000, or 11.9%, from 2003 to 2004 primarily in connection with our Legacy product sunset process while revenues from electronic claims increased $383,000, or 33.2% primarily due to an increase in the number of customers using our electronic claims services. Total revenues from electronic services decreased $30,000, or 0.6%, due to these factors and were $4.8 million in 2003 and 2004.

Cost of Revenues.   Total cost of revenues increased $797,000, or 6.5%, from $12.3 million in 2003 to $13.1 million in 2004. Gross margin percent (total revenues less cost of revenues divided by total revenues) decreased from 43.7% in 2003 to 40.7% in 2004. This reduction in gross margin percent was primarily the result of an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our Legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software. Our transition to using a third party vendor to perform hardware installations for RidgeMark customers during the second quarter of 2004 to address the increased order volumes we experienced during the fourth quarter of 2003 and the first half of 2004 as well as expand our geographic coverage. The costs related to our decision to retain existing staff levels through 2004 to ensure an effective transition to this third party also had a negative impact on our gross margins.

Software and Systems.   Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues increased $477,000, or 19.1%, from $2.6 million in 2003 to $3.0 million in 2004 and our gross margin percent on software and systems decreased from 54.6% in 2003 to 49.4% in 2004 primarily due to an increase in the volume of transactions associated with our Great Exchange marketing campaign whereby our legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.

Customer Support.   Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues increased $454,000, or 6.6%, from 2003 to 2004. Gross margin on customer support decreased from 40.5% to 36.1% in 2004 primarily due to an increase in costs associated with installing systems at our customer sites. VantageMed began using a national third party vendor to perform hardware installations for RidgeMark customers during the second quarter of 2004 to address the increased order volumes we experienced during the first half of 2004 and expand our geographic coverage. The decrease in margins was partially due to the decision to retain existing staff levels through 2004 to ensure an effective transition to this third party.

Electronic Services.   Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic patient statement printing and mailing as well as electronic claim processing . Customer support and electronic services cost of revenue decreased $134,000, or 4.6%, from 2003 to 2004. Gross margin on customer support and electronic services improved from 38.9% in 2003 to 41.3% in 2004. This improvement was primarily due to a reduction in third-party costs associated with processing electronic transactions as well as sales of our HIPAA related products (which have higher gross margins) that we began to deploy in the third quarter of 2003.

Selling, General and Administrative.   SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive and administrative personnel, advertising and promotional materials,  travel, communications, facility costs and insurance. SG&A expenses increased $189,000, or 2.2%, from $8.5 million, or 38.9% of revenues, in 2003 to $8.7 million, or 39.3% of revenues, in 2004. Several factors contributed to the change in SG&A expense including increased bad debt expense resulting from our legacy sunset process, higher commission expenses due to utilizing some commission only sales contractors and separation pay for the former CEO were partially offset by reduced employee salary expenses during 2004 as compared to 2003.

Product Development.   Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $75,000, or 10.8%, from $693,000, or 12.3% of revenues for the year ended December 31, 2003, to $618,000, or 10.5% of revenues, for the year ended December 31, 2004, respectively. This decrease in product development expense was primarily due to a decrease in contract labor associated with HIPAA related development activities as well as lower development costs in 2004 for our TherapistHelper product that had completed a major upgrade in 2003. Product development expenses decreased $118,000, or 4.5%, from $2.6 million, or 12.1% of revenues, in 2003 to $2.5 million, or 11.4% of revenues in 2004.  This decrease in product development expense was primarily due to a decrease in contract labor associated with HIPAA related development activities as well as development of our TherapistHelper product.

Depreciation and Amortization.   Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our fixed assets and decreased $143,000, or 32.6% from 2003 to 2004 primarily due to certain fixed assets that became fully depreciated during 2003 and 2004 and lower investment in new fixed assets. Amortization expense is recognized on a straight-line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $149,000, or 45.4%, from 2003 to 2004. This decrease was primarily due to the asset impairment charge recorded in the fourth quarter of 2003 that reduced the gross asset values that are subject to amortization.

Stock-based compensation.   Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $113,000 for the year ended December 31, 2004 and $27,000 for the year ended December 31, 2003. This expense is associated with options we have granted to employees, directors and executives during 2003 and 2004 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Restructuring and Impairment Charges.   In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of our two facilities in Boulder, Colorado. In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the termination agreement and the amounts previously reserved for through our restructuring reserve. The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 for 36 months. In the fourth quarter of 2004, we recognized a net expense of approximately $21,000 representing an increase in our reserve on one property as a result of our inability to sublease that property which was partially offset by a cost reduction as a result of our negotiation of the early closure of a second facility.

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

The components of our restructuring provisions and activity in the related reserve for the two years ended December 31, 2004 are as follows (in thousands, as restated, see Note 1):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
2003 provision	—	135	135
Cash payments	(4)	(240)	(244)
December 31, 2003 balance	—	701	701
2004 net benefit	—	(126)	(126)
Cash payments	—	(331)	(331)
December 31, 2004 balance	$—	$244	$244

The December 31, 2002 balance presented above has been restated as described in detail in our December 2003 Form 10-KSB. Lease payments will be made through the end of the lease term (December 2007).

In the fourth quarter of 2004 we performed our impairment review of goodwill required by SFAS 142 and determined that the value of the intangible assets associated with our Legacy products was significantly impaired due to our implementation of an accelerated support sunset program for these Legacy products. In addition, continued poor performance and declining number of customers for one of our billing services units resulted in an impairment charge in 2004 of $1,176,000. Approximately $477,000 of this charge was related to the impairment of goodwill associated with one of our billing services business units.

In the fourth quarter of 2003 we determined that due to the poor performance of one of our billing services units as well as changes made to our Legacy system migration strategy including a formal plan to discontinue support of certain systems at future dates, components of our goodwill and intangible assets were impaired. As a result of this analysis, we recorded an impairment charge of $1,183,000. Approximately $803,000 of this charge was related to an impairment of goodwill primarily associated with our billing services business units.

To determine the amount of the impairment charge and implied fair value of goodwill in each year, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities.

Gain on Sale of DentalMate Business.   In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000. We deferred the gain associated with the $100,000 in notes until the payment is received. In connection with this sale we recognized a gain on the sale of this business totaling $571,000 in 2003 and $41,000 in 2004.

Interest and Other Income (Expense), Net.   Interest income decreased $52,000, or 56.5%, from 2003 to 2004 primarily due to a $1.4 million, or 59.9%, decrease in our cash and investment balances from December 31, 2003 to December 31, 2004. To a lesser extent, a decrease in interest rates contributed to the decrease in interest income. Interest expense and other expenses increased $55,000, or 67.1%, from 2003 to 2004 in connection with the resolution and settlement of two legal matters in 2004.

Income Taxes.   We did not record a provision for income taxes in 2003 or 2004, as we did not generate book or taxable income. At December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $45.2 million and $6.7 million, respectively, that expire in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.   We enter into license agreements with customers that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

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

Income taxes.   We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.  This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $45.2 million and $6.7 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. We will adopt FAS 123R in the third quarter of 2005, using the prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. We do not expect the adoption of FAS 123R to have an impact on our statements of operations as we already expense all unvested option and restricted stock awards in connection with our adoption of SFAS 148 effective January 1, 2003.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $747,000 in 2004 compared to $815,000 in 2003. In 2004, our net loss of $3.9 million excluding non-cash charges of $477,000 for depreciation and amortization, and $1.2 million for asset impairment charges was $2.3 million. This use of cash was partially offset by cash provided by a decrease in accounts receivable of $319,000 and an increase in deferred revenue and customer deposits of $374,000. In 2003, our net loss of $3.1 million excluding non-cash charges of $769,000 for depreciation and amortization, and $1.2 million for asset impairment charges was $1.2 million which accounts for substantially all of this use of cash. This use of cash was partially offset by an increase in deferred revenue and customer deposits of $864,000 and an increase in accounts payable and accrued liabilities of $430,000. In addition,  an increase in accounts receivable used cash of $473,000.

Investing activities provided $670,000 in cash in 2004 and $1.6 million in cash in 2003. In both years, net proceeds from the sale of investments provided substantially all of the cash. In 2003, $547,000 of cash was provided in connection with the sale of our DentalMate business. These sources of cash were partially offset by capital expenditures of $131,000 and $294,000 in 2004 and 2003, respectively.

Net cash used in financing activities was $562,000 and $603,000 in 2004 and 2003, respectively. In both years, payments on debt accounted for substantially all of this use of cash.

At December 31, 2004, we had $946,000 of cash and cash equivalents and had negative working capital, and had negative cash flow during the year. We also had a deficit in stockholder’s equity. Throughout 2003 and 2004 we implemented plans aimed at reducing our monthly cash usage that included an evaluation of all product development initiatives, consolidation of certain operating facilities and the reduction of personnel. While we expect to make additional expense reductions in certain areas, we also determined that it would be necessary for us to raise additional funds to cover these losses and to fund expansion, additional marketing activities and to enhance our operating infrastructure.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 14 to consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of

Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 451,613 warrants to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least December 2005. However, we may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At December 31, 2004, we had $320,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 5.0% to 5.95%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2004, we had $55,000 in capital leases that mature from January 2005 to December 2005. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2003, we had $486,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $170,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado and in our facility in Honolulu, Hawaii.

Future minimum payments under all debt and lease obligations at December 31, 2004 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2005	$320	$61	$591
2006	—	—	265
2007	—	—	99
Total minimum payments	320	61	$955
Less: interest on capital lease obligations at rates of 8.62% to 18.93%	—	(6)
Less: current maturities	(320)	(55)
Long-term portion	$—	$—

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $64,000, $57,000 and $31,000 in 2005, 2006 and 2007, respectively.

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

Our Cost Reduction Efforts Have Strained Our Resources

Throughout 2003 and 2004, we experienced significant fluctuations in the volume of order activity received which has put a significant strain on our resources. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our order activity and customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of December 31, 2004, our accumulated deficit was $76.9 million. Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At December 31, 2004, we had $946,000 of cash and cash equivalents and had negative working capital and on March 15, 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least December 2005. However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies. Order activity for the second half  of 2004 was lighter than anticipated due in part to longer sales cycles at several larger customers as well as a delay in our efforts to identify and sell our products to new customers. We may not achieve the level of order activity that we have planned for and additional financing may not be available on terms favorable to us, or at all. Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond December 2005.

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

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Or Sustain Profitability

In the last two years we have experienced significant changes in the volumes of our order activity and in the number of customers we are supporting on our core products, which has placed, and may continue to place, a significant strain on our resources. To address this issue, we have made a number of changes to our policies and procedures and have expanded our overall software development, marketing, sales, client management and training capacity. In the event that we are unable to timely and adequately modify our policies and procedures to support these changes in our volumes  or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, our operations could be adversely affected. In addition, many of the changes we have made and that we may need to  make have or will require a cash investment. Our ability to effectively implement these changes has been and will continue to be  limited by our financial resources.

If We Fail To Generate New Sales Of Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

Our financial success depends upon our ability to migrate a portion of our remaining legacy product customers to our Windows-based products and to generate new sales of our Windows-based products. Loss of our existing customers to competition, the loss of the associated recurring revenues and the cost of supporting our remaining legacy technology products as well as the failure to generate new system sales would have a significant impact on our ability to achieve profitability in the near term or at all.

Any Failure To Comply With the HIPAA Legislation, Including Regulations Governing The Confidentiality And Integrity Of Protected Health Information (PHI) Could Result In Severe Legal And Financial Liability, Harm Our Business Reputation

Federal regulations under HIPAA governing the confidentiality and integrity of PHI are complex and are evolving rapidly. As these regulations mature and become better defined, we anticipate that they will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices, as necessary, to facilitate our and our customer’s compliance with these regulations, but there can be no assurance that we will be able to continue to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention from our operations. Any failure on our part to comply with current or future regulations could subject us to severe legal and financial liability, including civil and criminal penalties. In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect our business.

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

We Rely on Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing and Quality Assurance

We rely on third parties to provide services that are critical to our business. For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers. We also outsource some of our product testing, installation and hardware maintenance services. Our reliance on these third parties involves a number of risks, including, but not limited to:

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

Risks Associated with our Industry

We Could be Subject to Breach of Warranty, Product Liability or Other Claims if Our Software Products Contain Errors or Experience Failures

Undetected errors in the software and systems we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. If errors like this occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. We also provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements.

We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. Even if claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

Intense Competition In The Market For Healthcare Information Systems And Services Could Prevent Us From Increasing Or Sustaining Revenues And Prevent Us From Achieving Or Sustaining Profitability

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical software companies. Industry competitors include organizations such as WebMD Practice Services/Medical Manger, Cerner/VitalWorks, Inc., Misys Physician  Systems, QSI/NextGen and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services. In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with certain of these requirements and will be required to comply with additional requirements in 2006. We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

Item 7. Financial Statements

The Company’s Consolidated Financial Statements are located on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
VantageMed Corporation
Rancho Cordova, California

We have audited the accompanying consolidated balance sheet of VantageMed Corporation (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of VantageMed Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VantageMed Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Hurley & Company
Granada Hills, California
March 1, 2005, except for Note 14 which is as of March 16, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
VantageMed Corporation

We have audited the accompanying consolidated balance sheets of VantageMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company sustained recurring losses from operations and had an accumulated deficit and stockholders deficit of $73 million and $483,000, respectively as of December 31, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP
San Francisco, California
March 1, 2004

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003
Revenues:
Software and systems	$5,870	$5,495
Customer support	11,496	11,576
Electronic services	4,754	4,784
Total revenues	22,120	21,855
Cost of revenues:
Software and systems	2,971	2,494
Customer support	7,347	6,893
Electronic services	2,791	2,925
Total cost of revenues	13,109	12,312
Total gross margin	9,011	9,543
Operating expenses:
Selling, general and administrative	8,699	8,510
Product development	2,519	2,637
Depreciation and amortization	477	769
Stock-based compensation	113	27
Restructuring and impairment	1,052	1,318
Gain on sale of DentalMate business	(41)	(571)
Total operating expenses	12,819	12,690
Loss from operations	(3,808)	(3,147)
Other income (expense):
Interest income	40	92
Interest expense and other, net	(137)	(82)
Total other income (expense)	(97)	10
Net loss	$(3,905)	$(3,137)
Basic and diluted net loss per share	$(0.47)	$(0.37)
Weighted-average shares—basic and diluted	8,285	8,400

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$946	$1,585
Short-term investments	—	774
Accounts receivable, net of allowance of $413 and $129, respectively	1,761	2,373
Inventories, net of reserve of $21 and $24, respectively	116	269
Prepaid expenses and other	396	366
Total current assets	3,219	5,367
Other assets, net of current portion	6	17
Property and equipment, net	333	506
Intangibles, net	392	1,748
Total assets	$3,950	$7,638
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$375	$461
Accounts payable	1,754	1,162
Accrued liabilities	2,071	2,386
Customer deposits and deferred revenue	3,919	3,545
Total current liabilities	8,119	7,554
Long-term portion of restructuring reserve, net of current portion	93	372
Long-term debt, net of current portion	—	195
Total liabilities	8,212	8,121
Commitments and contingencies (Notes 8 and 12)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding 2004 and 2003	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,279,323 and 8,343,770 shares issued and outstanding in 2004 and 2003, respectively	8	8
Additional paid-in capital	72,625	72,483
Accumulated other comprehensive income	-	16
Accumulated deficit	(76,895)	(72,990)
Total stockholders’ deficit	(4,262)	(483)
Total liabilities and stockholders’ deficit	$3,950	$7,638

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

(As restated, see Note 2)

	Common Stock		Additional	Unrealized Gain (Loss) On Available-For-	Accumulated
	Shares	Amount	Paid-In Capital	Sale Securities	Deficit	Total
Balance, December 31, 2002	8,473,999	$8	$72,511	$28	$(69,853)	$2,694
Repayment of notes receivable with common stock held as collateral	(130,519)	—	(87)	—	—	(87)
Shares issued in exchange for options exercised	290	—	—	—	—	—
Stock-based compensation expense	—	—	27	—	—	27
Issuance of warrants to purchase common stock	—	—	32	—	—	32
Subtotal	8,343,770	8	72,483	28	(69,853)	2,666
Unrealized loss on investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(3,137)	(3,137)
Comprehensive loss						(3,149)
Balance, December 31, 2003	8,343,770	8	72,483	16	(72,990)	(483)
Repayment of notes receivable with common stock held as collateral	(128,779)	—	—	—	—	—
Shares issued in exchange for options exercised	64,332	—	29	—	—	29
Stock-based compensation expense	—	—	113	—	—	113
Subtotal	8,279,323	8	72,625	16	(72,990)	(341)
Unrealized loss on investments	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(3,905)	(3,905)
Comprehensive loss						(3,921)
Balance, December 31, 2004	8,279,323	$8	$72,625	$—	$(76,895)	$(4,262)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,905)	$(3,137)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	477	769
Loss (gain) on sale or disposal of assets	(34)	(571)
Bad debt expense	451	52
Impairment of intangibles	1,176	1,183
Stock-based compensation	113	27
Changes in assets and liabilities:
Accounts receivable	152	(525)
Inventories	153	(64)
Prepaid expenses and other	298	157
Accounts payable and accrued liabilities	(2)	430
Customer deposits and deferred revenue	374	864
Net cash used for operating activities	(747)	(815)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(294)
Purchase of investments	50	—
Proceeds from maturities of investments	751	1,260
Proceeds from sale of DentalMate business	—	547
Notes receivable payments received	—	50
Net cash provided by investing activities	670	1,563
Cash flows from financing activities:
Payments on debt	(591)	(603)
Issuance of stock	29	—
Net cash used for financing activities	(562)	(603)
Net increase (decrease) in cash and cash equivalents	(639)	145
Cash and cash equivalents, beginning of year	1,585	1,440
Cash and cash equivalents, end of year	$946	$1,585
Supplemental cash flow information:
Cash payments for interest	$36	$69
Liquidation of stock for payment on note receivable	$—	$87

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services. We have not completed any acquisitions since 1999. We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth.

Use of estimates  and basis of presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from third parties, and other relevant facts and circumstances. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Risks and uncertainties

We have suffered from recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. We may never be able to achieve positive operating cash flow, working capital or profitability. We are also subject to a number of additional risks, including, but not limited to, risks associated with our Legacy product sunset process (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.

We believe that we have taken many of the necessary steps in order to succeed in our future operations. These steps have included our restructuring programs implemented in 2002, our functional reorganization implemented in 2003, numerous management changes, fund raising, the enhancement of our sales and marketing functions as well as our results in converting our Legacy system customers to our core Windows-based systems in order to streamline support and development costs. As a result of the enhancement of our sales and marketing functions, we booked 189 RidgeMark migration orders in 2004 compared to 155 orders in 2003. As our Legacy customer migration process is substantially complete, we do not expect that migration orders will continue at significant volumes after 2005. There is no assurance that we will be able to generate significant orders from new customers. In addition, in the event that we are unable to properly scale our client services operation to timely install, implement and support RidgeMark orders in a cost effective manner, we may not be successful in our future operations.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 14 to consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors purchasing 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 451,613 warrants to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

We may never be able to achieve positive operating cash flow, working capital or profitability. We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market. Based on our current sales forecast, cash management practices and projected operating expense, we believe that our cash and investments are sufficient to meet our cash flow needs through at least December 2005; however there can be no assurance that our long-term plans will succeed.

Revenue recognition

Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and a contract has been signed. We generally charge a one-time license fee for the right to use our proprietary software. The amount of the license fee is fixed and based on a specific number of users specified at the inception of the license agreement and is generally part of a multiple element arrangement. The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies. Payment of the license fee is due upon delivery and acceptance, generally 30 to 45 days from the date of contract execution. We do not offer cancellation provisions and in a limited number of cases, we have offered extended payment terms. We also license one of our proprietary software products on a monthly subscription basis. No long-term commitment is required and the customer can cancel the subscription agreement at any time. Under the subscription agreement, license fee revenue is recognized ratably over the license period.

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

As of December 31, 2003, short and long-term investments were due within one year and were classified as available-for-sale securities and reported at fair value as follows (in thousands):

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents	$208	$—	$—	$208
Commercial paper	758	16	—	774
Total available-for-sale investment securities	$966	$16	$—	$982

We had no short or long-term investments at December 31, 2004.

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

	December 31,
	2004	2003
Stock options	2,002	1,657
Warrants to purchase common stock	100	100

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During 2004 and 2003, other comprehensive income consisted of unrealized holding gains and losses on available-for-sale investment securities.

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $113,000 and $27,000 in the years ended December 31, 2004 and 2003, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003
Net loss, as reported	$(3,905)	$(3,137)
Add stock-based compensation expense included in reported net loss, net of related tax effects	113	27
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(279)	(244)
Pro forma net loss	$(4,071)	$(3,354)
Basic and diluted loss per share:
As reported	$(0.47)	$(0.37)
Pro forma	$(0.49)	$(0.40)

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003:

	2004	2003
Dividend yield	0%	0%
Risk-free interest rate	3.3%	3.5%
Stock price volatility	201%	222%
Expected life	3.5 years	3.5 years

The resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 2—CORRECTION OF AN ERROR

During the second quarter of 2002, we reserved for certain lease commitments in connection with a restructuring program. During the third quarter of 2003, we concluded that the original restructuring reserve did not adequately provide for tax, insurance and common area maintenance charges totaling approximately $245,000 that we are obligated to pay for under these lease arrangements. In addition, in the third quarter of 2003, we discovered a lease amendment that was signed in April 2000 with minimum lease payments totaling $257,000 to be made starting in December 2004 through July 2007. These minimum lease payments and the related charges as well as the associated estimated sublease income stream of approximately $119,000 were incorrectly omitted from the restructuring reserve that was provided for in the second quarter of 2002. The restated adjustments below reflect an additional $383,000 of expense, recorded in the quarter ended June 30, 2002, associated with these lease related items. This Form 10KSB reflects a restated consolidated balances as of December 31, 2002 in certain footnotes and disclosures.

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

NOTE 3—RESTRUCTURING ACTIVITIES

In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of our two facilities in Boulder, Colorado. In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve. The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 for 36 months. In the fourth quarter of 2004, we recognized a net expense of approximately $21,000 representing an increase in our reserve on one property as a result of our inability to sublease that property which was partially offset by a benefit as a result of our negotiation of the early closure of a second facility.

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

The components of our restructuring provisions and activity in the related reserve for the two years ended December 31, 2004 are as follows (in thousands, as restated, see Note 2):

	Severance	Leased Facilities	Total
December 31, 2002 balance	$4	$806	$810
2003 provision	—	135	135
Cash payments	(4)	(240)	(244)
December 31, 2003 balance	—	701	701
2004 net benefit	—	(126)	(126)
Cash payments	—	(331)	(331)
December 31, 2004 balance	$—	$244	$244

Lease payments will be made through the end of the lease term (December 2007).

NOTE 4—SALE OF DENTALMATE BUSINESS

In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000. We deferred the gain associated with the $100,000 in notes until the payment was received. In connection with this transaction we recognized a gain totaling $571,000 in 2003 and upon collection of the final note installment, $41,000 in 2004.

NOTE 5—NOTES RECEIVABLE

In November 2000, we entered into a $200,000 note with a former officer and director that was secured by 300,000 shares of our common stock. Total principal and interest on this note, which bore interest at the prime rate, became due and payable on November 3, 2002 and was in default as of December 31, 2002. As of December 31, 2002, we had foreclosed on 41,832 shares we held as collateral and had recorded a reserve of $141,000 against the remaining balance. We had not recognized interest income on this note since April 2002. In August 2003, this former officer filed bankruptcy and we foreclosed on the balance of the shares outstanding. At December 31, 2003, there are no recorded amounts due from this officer and all of the shares have been cancelled.

A note totaling $23,000 with one of our former employees, was paid in full with shares we held as collateral in June 2002.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In the fourth quarter of 2004 we performed our impairment review of goodwill required by SFAS 142 and determined that the value of the intangible assets associated with our Legacy products was significantly impaired due to our implementation of an accelerated support sunset program for these Legacy products. In addition, continued poor performance and declining number of customers for one of our billing services units resulted in an impairment charge in 2004 of $1,176,000. Approximately $477,000 of this charge was related to the impairment of goodwill associated with one of our billing services business units.

In the fourth quarter of 2003 we determined that due to the poor performance of one of our billing services units as well as changes made to our Legacy system migration strategy including a formal plan to discontinue support of certain systems at future dates, components of our goodwill and intangible assets were impaired. As a result of this analysis, we recorded an impairment charge of $1,183,000. Approximately $803,000 of this charge was related to an impairment of goodwill primarily associated with our billing services business units.

To determine the amount of the impairment charge and implied fair value of goodwill in each year, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities.

Components of intangible assets were as follows (in thousands):

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	3,989	(3,955)	4,688	(3,775)
Other	297	(297)	297	(297)
	$8,562	$(8,528)	$9,261	$(8,348)
Intangible assets not subject to amortization:
Goodwill	$358		$835

Amortization of intangible assets was approximately $180,000 and $330,000 for the years ended December 31, 2004 and 2003, respectively. We expect amortization expense to be approximately $11,000 for each of the three years ended December 31, 2007.

NOTE 7—BALANCE SHEET COMPONENTS

Property and equipment net, consisted of the following (in thousands):

	December 31,
	2004	2003
Office and computer equipment	$2,022	$2,380
Furniture and fixtures	201	211
Vehicles	20	20
Leasehold improvements	176	182
	2,419	2,793
Less: accumulated amortization and depreciation	(2,086)	(2,287)
	$333	$506

Depreciation expense was approximately $297,000 and $441,000 for the years ended December 31, 2004 and 2003, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued payroll and related expenses	$626	$424
State and Local taxes payable	482	524
Restructuring, current portion (see Note 3)	151	329
Accrued Purchases	352	467
Accrued Legal Matters	129	266
Other	331	376
	$2,071	$2,386

NOTE 8—DEBT AND LEASE OBLIGATIONS

At December 31, 2004, we had $320,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 5.0% to 5.95%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2004, we had $55,000 in capital leases that mature from January 2005 to December 2005. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2003, we had $486,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $170,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado and in our facility in Honolulu, Hawaii.

Future minimum payments under all debt and lease obligations at December 31, 2004 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2005	$320	$61	$591
2006	—	—	265
2007	—	—	99
Total minimum payments	320	61	$955
Less: interest on capital lease obligations at rates of 8.62% to 18.93%	—	(6)
Less: current maturities	(320)	(55)
Long-term portion	$—	$—

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $64,000, $57,000 and $31,000 in 2005, 2006 and 2007, respectively.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 5,000,000 shares of non-cumulative preferred stock with a par value of $0.001 per share, of which no shares are issued or outstanding at December 31, 2004 or 2003. Each share has the same voting rights as the number of shares of common stock to which it would be converted.

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

Stock Option Plans

Under the Stock Option/Stock Issuance Plan (1998 Plan) the Board of Directors is authorized to grant options to purchase our common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and  not  less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered to VantageMed. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. At December 31, 2004, there were approximately 707,000 shares available for issuance under the 1998 Plan. The number of shares reserved for issuance under the 1998 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the proceeding December 31.

A summary of stock option activity and related information is as follows (in thousands except per share amounts):

	Year Ended December 31,
	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of period	1,657	$0.75	1,648	$1.07
Granted	682	0.86	549	0.36
Exercises	(64)	0.47	—	—
Cancelled	(273)	1.19	(540)	1.36
Balance, end of period	2,002	$0.67	1,657	$0.75

The following table summarizes information about our outstanding stock options at December 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	# Options Outstanding	Wtd. Avg. Contractual Life Remaining (Years)	Wtd. Avg. Exercise Price	Vested	Wtd. Avg. Exercise Price
$0.12 - $0.35	414	8.35	$0.24	230	$0.23
$0.40 - $0.47	736	7.74	0.43	537	0.43
$0.55 - $1.00	647	9.22	0.79	157	0.74
$1.18 - $1.30	134	9.14	1.24	12	1.18
$1.56 - $2.88	61	5.44	2.67	61	2.67
$7.50 - $9.60	10	4.07	8.37	10	8.37
Total	2,002	8.35	$0.67	1,007	$0.65

The weighted-average grant date fair value of options granted was $0.82 and $0.34  per option during 2004 and 2003, respectively.

NOTE 10—401K SAVINGS PLAN

We maintain a 401(k) Savings Plan (the Plan) under which employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 90 consecutive days of service. Employee contributions are 100% vested at all times. We may make discretionary contributions to the Plan, which vest annually over a six-year period. We made a $10,000 discretionary contribution for the Plan year 2003.

NOTE 11—INCOME TAXES

No provision for income taxes was recorded in 2004 or 2003 since we generated both book and tax losses. Our provision for (benefit from) income taxes in 2004 and 2003 consisted of (in thousands):

	December 31,
	2004	2003
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—
Deferred:
Federal	$(643)	$(82)
State	(111)	243
Total deferred	(754)	161
Change in valuation allowance	754	(161)
Net income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $45.2 million and $6.7 million, respectively, that expire through 2023. The extent to which these loss carryforwards can be used to offset future taxable income may be limited. The components of our deferred income taxes were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,769	$14,881
Accruals and reserves not currently deductible	2,106	2,083
	17,875	16,964
Deferred tax liabilities:
Depreciation	(361)	(203)
Net deferred tax asset before allowance	17,514	16,761
Valuation allowance	(17,514)	(16,761)
Net deferred tax asset	$—	$—

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

	Year Ended December 31,
	2004	2003
Expected tax benefit	$(1,328)	$(1,067)
Decrease in income taxes resulting from:
State income benefit	(400)	(114)
Increase in deferred tax asset valuation allowance	2,734	161
Nondeductible expenses	(1,006)	1,020
Net income tax provision	$—	$—

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

In December 2003, several employees resigned from VantageMed to form a separate company named Pacific Practice Services. In February 2004 and March 2004, VantageMed notified these former employees regarding several matters including VantageMed’s assertion that the use of the Pacific Practice Services name infringes VantageMed’s rights regarding the name  Pacific Software, among other things. In March 2005, the parties entered into a release and settlement agreement that, among other things, requires the former employees to discontinue the use of the name Pacific Practice Services.

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated. The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts. Respondents answered the claim denying the allegations contained therein and asserting various affirmative defenses. The matter was settled in January 2005 and in connection with the settlement, VantageMed agreed to pay the former employees’ legal expenses totaling $27,500. This settlement amount was accrued at December 31, 2004.

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination. The Company responded and has not received any additional communications since that time.

In February 2005, a former VantageMed customer filed a complaint against the Company alleging that the Company breeched its support and maintenance contract with the customer by failing to make modifications to the plaintiff’s software to make that software HIPAA compliant. The Company believes that the plaintiff’s allegations are without merit and will file a response to the complaint in March 2005.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $129,000 and $266,000 at December 31, 2004 and 2003, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below gross margin by segment. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for 2004 and 2003.

NOTE 14—SUBSEQUENT EVENTS

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combined to purchase 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 225,806 warrants at a strike price of $1.30 and 225,807 warrants at a strike price of $1.55 to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

NOTE 15—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)
2004:
Total Revenues	$5,065	$6,125	$5,869	$5,061	$22,120
Gross margin	2,209	2,632	2,449	1,721	9,011
Net income (loss)(1)	(706)	(28)	(301)	(2,870)	(3,905)
Basic and diluted net income (loss) per share	$(0.08)	$(0.00)	$(0.04)	$(0.35)	$(0.47)
2003:
Total Revenues	$5,338	$5,228	$5,628	$5,661	$21,855
Gross margin	2,168	2,181	2,605	2,589	9,543
Net income (loss)(2)	(965)	(726)	298	(1,744)	(3,137)
Basic and diluted net income (loss) per share	$(0.11)	$(0.09)	$0.04	$(0.21)	$(0.37)

(1)          Includes $1,176,000 for impairment charges in the fourth quarter.

(2)          Includes $1,183,000 for impairment charges in the fourth quarter and a gain of $524,000 on the sale of the DentalMate business in the third quarter.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 8, 2004, we (1) dismissed Grant Thornton LLP (Grant Thornton) as our independent accountants responsible for auditing our financial statements and (2) retained Hurley & Company (Hurley) as our new independent accountants.

Grant Thornton’s reports on VantageMed Corporation’s financial statements for the two years ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report for the period ended December 31, 2003 was modified to indicate that our recurring losses from operations, accumulated deficit and stockholder’s deficit, raised substantial doubts about our ability to continue as a going concern. The report for the period ended December 31, 2002 was also modified to indicate that effective January 1, 2003, we changed our method of accounting for stock-based compensation arrangements in accordance Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. In addition, our financial statements for the year ended December 31, 2002 were restated as discussed in Note 2 to the consolidated financial statements filed on Form 10-KSB with the Securities and Exchange Commission on March 30, 2004.

The decision to dismiss Grant Thornton and to retain Hurley was unanimously approved by our Board of Directors.

From the date of the last audited financial statements through the date of dismissal, we had no disagreements, whether or not resolved, with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its report. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-B.

During our two most recent fiscal years and through November 8, 2004, we did not consult Hurley regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under  Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-KSB in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May of 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement), and certain information included in the Proxy Statement is incorporated herein by reference.

Item 9. Directors and Executive Officers of the Registrant

(a)          Executive Officers—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in our 2005 Proxy Statement.

(b)         Directors—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in our 2005 Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement.

Item 10. Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers” in our 2005 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in our 2005 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in our 2005 Proxy Statement.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Our Consolidated Financial Statements are included in Part II, Item 8 of this Report. The exhibits below are filed as part of this Report on Form 10-KSB.

Exhibit Number	Exhibit Title
3.1*	Form of Registrant’s Amended and Restated Form of Certificate of Incorporation
3.2*	Form of Registrant’s Amended and Restated Bylaws
4.1*	Form of Registrant’s Specimen Stock Certificate
10.1*	Sublease Agreement dated November 19, 2004 between Electric Lightwave, LLC and the Registrant (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on January 6, 2005)
10.2*

Lease Agreement between Registrant and Jun and Noriko Hasegawa, as Trustees for the Hasegawa Family Trust dated August 20, 1999 (previously filed as Exhibit 10.3 to the Form S-1 filed by VantageMed Corporation on November 24, 1999)

10.3*	VantageMed’s Amended and Restated 1998 Stock Option/Stock Issuance Plan (previously filed as Exhibit 10.13 to the Form S-1/A filed by VantageMed Corporation on January 13, 2000)
10.4*	Form of Indemnity Agreement entered into by Registrant with each of its officers and directors (previously filed as Exhibit 10.14 to the Form S-1 filed by VantageMed Corporation on November 24, 1999)

10.5*	Employment Agreement dated August 7, 2002, between VantageMed Corporation and Richard Brooks (previously filed as Exhibit 10.1 to the Form 10-Q filed by VantageMed Corporation on August 14, 2002)
10.6*	Employment Agreement dated February 18, 2003, between VantageMed Corporation and Rick Altinger (previously filed as Exhibit 10.26 to the Form 10-KSB filed by VantageMed Corporation on March 28, 2003)
10.7*	Employment Agreement dated May 20, 2003, between VantageMed Corporation and Philip Ranger (previously filed as Exhibit 10.27 to the Form 10-QSB filed by VantageMed Corporation on August 14, 2003)
10.8*	Employment Agreement dated November 8, 2004, between VantageMed Corporation and Steve Curd (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on November 9, 2004)
10.9*

Separation Agreement dated November 30, 2004, between VantageMed Corporation and Richard M. Brooks (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on December 7, 2004)

10.10*

Asset Purchase Agreement dated September 19, 2003, between VantageMed Corporation and MDC Systems and Services (previously filed as Exhibit 10.28 to the Form 10-QSB filed by VantageMed Corporation on November 14, 2003)

10.11*	Purchase Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.12*	Registration Rights Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.2 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.13*	Form of VantageMed Corporation Series A Warrant dated March 15, 2005 to Investors. previously filed as Exhibit 10.3 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.14*	Form of VantageMed Corporation Series B Warrant dated March 15, 2005 to Investors. previously filed as Exhibit 10.4 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.4	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 30, 2005. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 30, 2005. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed

(b)          Reports on Form 8-K:

On November 8, 2004, we filed a current report on Form 8-K (1) disclosing our employment agreement with Steve Curd, (2) with our press release reporting our results of operations for the third quarter of 2004 and (3) reporting the dismissal of Grant Thornton and appointment of Hurley and Company as the company’s independent accountants. On December 10, 2004, we furnished a current report on Form 8-K/A amending our November 8, 2004 report to clarify certain statements made in that report regarding the changes in our certifying accountant.

On December 7, 2004, we filed a current report on Form 8-K with the separation agreement we entered into with Richard Brooks.

On January 7, 2005, we filed a current report on Form 8-K disclosing a sublease agreement we signed for office space for our corporate headquarters in Rancho Cordova, California.

On January 28, 2005, we filed a current report on Form 8-K reporting the departure of Richard Brooks from our Board of Directors and the appointment of Steve Curd.

On February 14, 2005, we filed a current report on Form 8-K with our press release announcing financial expectations for the fourth quarter and year ended December 31, 2004 as well as a copy of our offer of employment to Mark Cameron.

On March 17, 2005, we filed a current report on Form 8-K with our press release reporting our results of operations for the fourth quarter and fiscal year 2004.

On March 18, 2005, we filed a current report on Form 8-K with our press release and other documents supporting a $5.0 million private placement of 5,376,344 shares of our common stock.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Accountants” in our 2005 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 30th day of March 2005.

VantageMed Corporation
By:	/s/ PHILIP D. RANGER
Philip D. Ranger Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVE CURD	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
Steve Curd
/s/ PETER FRIEDLI	Director	March 30, 2005
Peter Friedli
/s/ DAVID PHILIPP	Director	March 30, 2005
David Philipp
/s/ STEVE SIMPSON	Director	March 30, 2005
Steve Simpson
/s/ DAVE ZABROWSKI	Director	March 30, 2005
Dave Zabrowski