Form 10QSB
period 2005-03-31
VANTAGEMED CORP
filed 2005-05-13
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

We had 13,668,767 common shares outstanding at March 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software and systems	$957	$1,102
Customer support	2,308	2,816
Electronic services	1,089	1,147
Total revenues	4,354	5,065

Cost of revenues:
Software and systems	348	468
Customer support (1)	1,745	1,758
Electronic services (2)	747	630
Total cost of revenues	2,840	2,856

Total gross margin	1,514	2,209

Operating expenses:
Selling, general and administrative (3)	2,038	2,051
Product development (4)	589	719
Depreciation and amortization	67	126
Restructuring (benefit)	(13)	—
Stock-based compensation	85	13
Total operating expenses	2,766	2,909
Loss from operations	(1,252)	(700)
Other income (expense):
Interest income	16	13
Interest expense and other, net	(12)	(19)
Total other income (expense), net	4	(6)

Net loss	$(1,248)	$(706)

Basic and diluted net loss per share	$(0.13)	$(0.08)
Weighted-average shares–basic and diluted	9,326	8,353

(1)          Excludes stock-based compensation of $38 for the three months ended March 31, 2005.

(2)          Excludes stock-based compensation of $4 for the three months ended March 31, 2005.

(3)          Excludes stock-based compensation of $30 and $13 for the three months ended March 31, 2005 and 2004, respectively.

(4)          Excludes stock-based compensation of $13 for the three months ended March 31, 2005.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$692	$946
Short-term investments	4,000	—
Accounts receivable, net of allowance of $343 and $413, respectively	1,065	1,761
Inventories, net of reserve of $24 and $21, respectively	211	116
Prepaid expenses and other	347	396
Total current assets	6,315	3,219
Other assets, net of current portion	3	6
Property and equipment, net	310	333
Intangibles, net	385	392
Total assets	$7,013	$3,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$236	$375
Accounts payable	2,451	1,754
Accrued liabilities	1,838	2,071
Customer deposits and deferred revenue	3,249	3,919
Total current liabilities	7,774	8,119
Long-term portion of restructuring reserve, net of current portion	71	93
Long-term debt, net of current portion	12	—
Total liabilities	7,857	8,212

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,668,767 and 8,279,323 shares issued and outstanding, respectively	14	8
Additional paid-in capital	77,285	72,625
Accumulated deficit	(78,143)	(76,895)
Total stockholders’ deficit	(844)	(4,262)
Total liabilities and stockholders’ deficit	$7,013	$3,950

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,248)	$(706)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	67	126
Bad debt expense	79	50
Stock-based compensation	85	13
Changes in assets and liabilities:
Accounts receivable	617	(29)
Inventories	(95)	121
Prepaid expenses and other	52	49
Accounts payable and accrued liabilities	442	(529)
Customer deposits and deferred revenue	(670)	449
Net cash used for operating activities	(671)	(456)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(52)
Purchase of investments	(4,000)	—
Net cash used for investing activities	(4,020)	(52)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	8
Proceeds from sale of stock and warrants, net	4,576	—
Payments on long-term debt	(144)	(125)
Net cash provided by (used for) financing activities	4,437	(117)
Net increase (decrease) in cash and cash equivalents	(254)	(625)
Cash and cash equivalents, beginning of period	946	1,585
Cash and cash equivalents, end of period	$692	$960

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

We have taken a number of steps designed to improve future operations.  These steps have included our restructuring programs implemented in 2002, our functional reorganization implemented in 2003, numerous management changes, fund raising, the enhancement of our sales and marketing functions as well as our results in converting our Legacy system customers to our Core Windows-based systems in order to streamline support and development costs.

Since our Legacy customer migration process was substantially completed in the second half of 2004 and our marketing efforts aimed at identifying and obtaining new customers were not fully implemented, we have experienced a significant decrease in order activity receiving 18 orders in the first quarter of 2005, compared to 65 orders for the first quarter of 2004. A failure to generate sales from new customers would have a significant impact on our ability to achieve profitability.  In addition, in the event that we are unable to properly scale our operations to install, implement and support RidgeMark customers in a cost effective manner, we may not be successful in our future operations.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  To date, we have used these funds for working capital purposes and we plan to use the balance of the funds for working capital, investments aimed at growing our business,  delivering higher quality service to our customers and expanding the market scope of our products.

We may never be able to achieve positive operating cash flow, working capital or profitability.  We are also subject to a number of additional risks, including, but not limited to, risks associated with our acquisitions (successful integration, operation and transition of products, technologies and businesses), uncertainties in the healthcare industry, and dependence on the medical market.  Based on our current sales forecast, cash management practices and projected operating expense, we believe that our cash and investments are sufficient to meet our cash flow needs through at least March 2006; however there can be no assurance that our long-term plans will succeed.

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

	March 31,	March 31,
	2005	2004
Stock options	2,506	1,644
Warrants to purchase common stock	2,702	30

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources.  For the three months ended March 31, 2005, our comprehensive net loss was equal to our net loss.  A reconciliation of our net loss to our comprehensive net loss for the three months ended March 31, 2004 follows (in thousands):

Net loss	$(706)
Unrealized gains (losses) on securities	4
Comprehensive income (loss)	$(702)

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123, as amended.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $85,000 and $13,000 in the three months ended March 31, 2005 and 2004, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(1,248)	$(706)
Add stock-based compensation expense included in reported net income, net of related tax effects	85	13
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(42)
Pro forma net loss	$(1,250)	$(735)

Basic and diluted loss per share:
As reported	$(0.13)	$(0.08)
Pro forma	$(0.13)	$(0.09)

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	3.3%	3.5%
Stock price volatility	201%	223%
Expected life	3.5 years	3.5 years

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

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

NOTE 2 – RESTRUCTURING ACTIVITIES:

In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility.  The components of our first quarter 2005 restructuring provision and activity in the reserve for the first quarters of 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	$162

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	$625

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	3,989	(3,962)	3,989	(3,955)
Other	297	(297)	297	(297)
	$8,562	$(8,535)	$8,562	$(8,528)
Intangible assets not subject to amortization:
Goodwill	$358		$358

Amortization of intangible assets was approximately $7,000 and $180,000 for the quarters ended March 31,

2005 and 2004, respectively.  We expect amortization expense to be approximately $15,000 for 2005 and $11,000 for each of the two years ended December 31, 2007.

Property and equipment net, consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Office and computer equipment	$2,058	$2,022
Furniture and fixtures	201	201
Vehicles	20	20
Leasehold improvements	176	176
	2,455	2,419
Less: accumulated amortization and depreciation	(2,145)	(2,086)
	$310	$333

Depreciation expense was approximately $60,000 and $89,000, for the three month periods ended March 31, 2005 and 2004 respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Accrued payroll and related expenses	$516	$626
State and Local taxes payable	460	482
Restructuring, current portion (see Note 2)	91	151
Accrued purchases	303	352
Accrued legal matters	113	129
Other	355	331
	$1,838	$2,071

NOTE 4 – PRIVATE PLACEMENT OF COMMON STOCK

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share.  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000.  Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement.  After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. To date, we have used these funds for working capital purposes.  We expect to use additional funds for working capital and also plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

NOTE 5 – LITIGATION AND CONTINGENCIES

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

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated.  The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts.  Respondents answered the claim denying the allegations contained therein and asserting various affirmative defenses.  The matter was settled in January 2005 and in connection with the settlement, VantageMed agreed to pay the former employees’ legal expenses totaling $27,500.  This settlement amount was paid in the quarter ended March 31, 2005.

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination.  The Company responded and has not received any additional communications since that time.

In February 2005, a former VantageMed customer filed a complaint against the Company alleging that the Company breeched its support and maintenance contract with the customer by failing to make modifications to the plaintiff’s software to make that software HIPAA compliant.  The Company believes that the plaintiff’s allegations are without merit and expects to file a response to the complaint in May 2005.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $113,000 and $129,000 at March 31, 2005 and December 31, 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three months ended March 31, 2005 and 2004.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-QSB and are designed to provide an understanding of our results of operations, financial condition and changes in financial condition.  Our MD&A is comprised of:

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

•                  Liquidity and Capital Resources, Debt and Lease Obligations.  This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of March 31, 2005.

•                  Forward Looking Statements and Risk Factors.  This section describes circumstances or events that could have a negative effect on our financial results or operations that could change, for the worse, existing trends in our business.  The factors discussed in this section are divided into two categories – risks associated with our business and risks associated with our industry.

Introduction

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.  We have not completed any acquisitions since 1999.  We were incorporated in California in 1995 and reincorporated in Delaware in 1997.

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

Throughout 2003 and 2004, we have initiated various restructuring plans that included an evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of our workforce.  See Note 3 to our Consolidated Financial Statements included in this Form 10-QSB.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  To date, we have used these funds for working capital purposes.  We expect to use additional funds for working capital and also plan to invest these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

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

	Three Months Ended March 31,
	2005	2004
Recurring (non-GAAP)	$3,052	$3,561
Non-recurring (non-GAAP)	1,302	1,504
Total revenues (GAAP)	$4,354	$5,065

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Revenues:
Software and systems	22.0%	21.8%
Customer support	53.0	55.6
Electronic services	25.0	22.6
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	8.0	9.2
Customer support	40.1	34.8
Electronic services	17.2	12.4
Total cost of revenues	65.2	56.4
Total gross margin	34.8	43.6
Operating expenses:
Selling, general and administrative	46.8	40.5
Product development	13.5	14.2
Depreciation and amortization	1.5	2.5
Stock-based compensation	2.0	0.3
Restructuring	(0.3)	—
Total operating expenses	63.5	57.5
Loss from operations	(28.8)	(13.9)
Interest and other income (expense), net	0.1	—
Net loss	(28.7)%	(13.9)%

Results of Operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues. Total revenues for the three month period ended March 31, 2005 were $4.4 million compared to $5.1 million for the three months ended March 31, 2004, a decrease of $711,000, or 14.0%.  Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $509,000, or 14.4%, from the three months ended March 31, 2004 to $3.1 million for the three months ended March 31, 2005.  This decrease was due to our selling and installing fewer RidgeMark systems during the first quarter of 2005 compared to the first quarter of 2004.  This decrease was primarily due to the process of migrating our legacy customers to RidgeMark.  This migration process was substantially complete by the end of 2004 and our focus on acquiring new customers, started late in the fourth quarter of 2004, is not expected to have an impact on revenues until the second half of 2005.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $202,000, or 13.4%. from $1.5 million to $1.3 million for the three months ended March 31, 2005 and 2004, respectively.  This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems. Software and systems revenues decreased  $145,000, or 13.2%, from $1.1 million to $957,000 for the three months ended March 31, 2004 to 2005, respectively.  The decrease in software and systems revenues was due to our installing fewer RidgeMark systems during the first quarter of 2005 compared to the first quarter of 2004.

Approximately 6.9% of our first quarter 2005 software sales were Legacy products (products that we continue to support but are not actively selling and marketing) compared to 11.2% in the first quarter of 2004.  As of March 31, 2005, we have discontinued support of most of our Legacy software products and expect the percentage of Legacy software sales to continue to decrease as we migrate our Legacy customer base to our Core Windows-based products.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $508,000, or 18.0% from $2.8 million for the three months ended March 31, 2004 to $2.3 million for the three months ended March 31, 2005.  This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005 as well as a decrease in revenues from our billing services.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $58,000, or 5.1%, and were $1.1 million for each of the periods ended March 31, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in electronic services revenues from our Legacy products which was substantially offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $16,000, or 0.6%, from $2.9 million to $2.8 million for the three months ended March 31, 2004 and 2005, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 43.6% to 34.8%.  This decrease in our gross margin was the result our holding labor costs relatively flat through a decrease in revenues.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $120,000, or 25.6%, from $468,000 to $348,000 for the three months ended March 31, 2004 and 2005, respectively.  Gross margin on software and systems improved slightly from 57.5% to 63.6% due to a higher percentage of our sales being related to our Great Exchange marketing campaign whereby our Legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $13,000, or 0.7%, for the three months ended March 31, 2005 from 2004.  Gross margin on customer support decreased from 37.6% to 24.4% in 2005.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $117,000, or 18.6%, from the three months ended March 31, 2004 to 2005. Gross margin on electronic services decreased from 45.1% to 31.4%.  This decrease in gross margin is primarily due to an increase in personnel we use to support our electronic transaction services in an effort to improve the extent and quality of support provided.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $11,000, or 0.5%, from $2.0 million, or 40.5% of revenues, to $2.0 million, or 46.8% of revenues, for the three months ended March 31, 2004 and 2005, respectively.  The change in SG&A expense included a decrease in professional fees which was offset by an increase in expenses related to marketing and lead generation activities aimed at identifying and obtaining new customers.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products.  Product development expenses decreased $130,000, or 18.1%, from $719,000, or 14.2% of revenues to $589,000, or 13.5% of revenues, for the three months ended March 31, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in contract labor associated with HIPAA related development and product upgrade activities in 2005 that were offset by increased costs associated with our quality and product testing programs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $21,000, or 26.7%, from the three months ended March 31, 2004 to 2005, primarily due to certain fixed assets that became fully depreciated during 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $38,000, or 84.3%, for the three months ended March 31, 2005 to 2004, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

Restructuring.  In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility.  The components of our first quarter 2005 restructuring provision and activity in the reserve for the first quarters of 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	$162

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	$625

Lease payments will be made through the end of the lease term (December 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $85,000 and $13,000 for the three months ended March 31, 2005 and 2004, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and the first quarter of 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income decreased $3,000 from the three months ended March 31, 2004 and interest expense and other, net decreased $7,000 from the three months ended March 31, 2004 to 2005.

Income Taxes. We did not record a provision for income taxes in the first quarters of 2005 or 2004, as we did not generate book or taxable income.  At March 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an initial public offering in 2000. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $671,000 for the three months ended March 31, 2005 compared to $456,000 for the three months ended March 31, 2004.   While an increase in deferred revenues and customer deposits provided cash of $449,000 in the first quarter of 2004, a decrease in this balance, resulting primarily from a decrease in order activities, used cash of $670,000 in the first quarter of 2005.  In addition, a decrease in our revenues (and gross margins) of approximately $700,000, also contributed to the increase in cash usage.  Also in the first quarter of 2005, a decrease in accounts receivable provided cash of $617,000 and an increase in accounts payable and accruals provided cash of $442,000.   A decrease in accounts payable and accrued liabilities used cash of $529,000 in the first quarter of 2004.

Investing activities used cash of $4.0 million in the three months ended March 31, 2005 primarily related to funds received from our March 2005 private placement.  Investing activities used cash of $60,000 in the three months ended March 31, 2004 for capital expenditures.

Financing activities provided cash of $4.4 million for the three months ended March 31, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $144,000 for payments on debt.  In the three months ended March 31, 2004, we used cash of $125,000 for debt payments.

At March 31, 2005, we had $4.7 million of cash and cash equivalents, had negative working capital, and absent the proceeds from our March 2005 private placement, negative cash flow during the quarter.  We also had a deficit in stockholder’s equity.  Throughout 2003 and 2004 we implemented plans aimed at reducing our monthly cash usage that included an evaluation of all product development initiatives, consolidation of certain operating facilities and the reduction of personnel.  While we expect to make additional expense reductions in certain areas, we also determined that it would be necessary for us to raise additional funds to cover these losses and to fund expansion and marketing activities and to enhance our operating infrastructure.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000.  Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement.  After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. To date, we have used these funds for working capital purposes.  We expect to use additional funds for working capital and also plan to invest these funds in expansion and marketing activities with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least March 2006.  However, we may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At March 31, 2005, we had $198,000 in debt primarily issued in connection with our acquisitions.  Interest rates on these notes range from 5.5% to 5.95%.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At March 31, 2005, we had $50,000 in capital leases that mature from April 2005 to February 2010.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2004, we had $320,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $55,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007.  We have subleased some space in our facility in Boulder, Colorado and in our facility in Honolulu, Hawaii.

Our other contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2004 as described in our most recent Form 10-KSB.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

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

Risks Associated with our Business

Our Stock Trades on the Over the Counter Bulletin Board

On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00.  As a result, our stock now trades on the OTC Bulletin Board.  Stockholders may have difficulty buying and selling our stock on the OTC.  We depend on professional market makers to facilitate trading of our stock on the OTC.  If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities.  In addition, because the market price for our stock has been below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company’s securities.  As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.

Our Cost Reduction Efforts Have Strained Our Resources

Throughout 2003, 2004 and 2005 we have experienced significant fluctuations in the volume of order activity received which has put a significant strain on our resources.  In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our order activity and customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of March 31, 2005, our accumulated deficit was $78.1 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth or profitability.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At March 31, 2005, we had $4.7 million of cash, cash equivalents and investments and had negative working capital.  On March 15, 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million.  Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least the next 12 months.  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.  Order activity since the second half of 2004 and to date has been lighter than anticipated due in part to a delay in our efforts to identify and sell our products to new customers.  We may not achieve the level of order activity that we have planned for and additional financing may not be available on terms favorable to us, or at all.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond March 2006.

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

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Or Sustain Profitability

In the last two years we have experienced significant changes in the volumes of our order activity and in the number of customers we are supporting on our core and legacy products, which has placed, and may continue to place, a significant strain on our resources.  To address this issue, we have made a number of changes to our policies and procedures and have expanded our overall software development, marketing, sales, client management and training capacity.  In the event that we are unable to timely and adequately modify our policies and procedures to support these changes in our volumes or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, our operations could be adversely affected.  In addition, many of the changes we have made and that we may need to make have or will require a cash investment.  Our ability to effectively implement these changes has been and will continue to be limited by our financial resources.

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

In February 2005, a former VantageMed customer filed a complaint against the Company alleging that the Company breeched its support and maintenance contract with the customer by failing to make modifications to the plaintiff’s software to make that software HIPAA compliant.  The Company believes that the plaintiff’s allegations are without merit and expects to file a response to the complaint in May 2005.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $113,000 at March 31, 2005, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2.  Unregistered Sales of Equity Securities

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors purchasing 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000.  Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement.  After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million.  To date, we have used these funds for working capital purposes and we plan to use the balance of the funds for working capital purposes and to make investments in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1         Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 13, 2005.  Filed herewith.

31.2         Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 13, 2005.  Filed herewith.

32.1         Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2005.

VantageMed Corporation

By:	/s/ Philip D. Ranger
Philip D. Ranger
Chief Financial Officer