Form 10QSB
period 2005-06-30
VANTAGEMED CORP
filed 2005-08-15
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

We had 13,995,929 common shares outstanding at July 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Jun. 30 2005	Jun. 30 2004	Jun. 30 2005	Jun 30 2004
Revenues:
Software and systems	$789	$1,762	$1,746	$2,864
Customer support	2,040	3,144	4,348	5,960
Electronic services	1,032	1,219	2,121	2,366
Total revenues	3,861	6,125	8,215	11,190

Cost of revenues:
Software and systems	292	896	640	1,364
Customer support (1)	1,728	1,903	3,473	3,661
Electronic services	681	694	1,428	1,324
Total cost of revenues	2,701	3,493	5,541	6,349

Total gross margin	1,160	2,632	2,674	4,841

Operating expenses:
Selling, general and administrative (2)	2,058	1,999	4,096	4,050
Product development (3)	635	674	1,224	1,393
Depreciation and amortization	61	128	128	254
Stock-based compensation	76	21	161	34
Restructuring charge (benefit)	—	(147)	(13)	(147)
Total operating costs and expenses	2,830	2,675	5,596	5,584
Loss from operations	(1,670)	(43)	(2,922)	(743)
Interest and other income (expense):
Interest income	24	13	40	26
Interest (expense) and other, net	(21)	2	(33)	(17)
Total interest and other income (expense), net	3	15	7	9

Net loss	$(1,667)	$(28)	$(2,915)	$(734)
Basic and diluted net loss per share	$(0.12)	$(0.00)	$(0.21)	$(0.09)

Weighted-average shares–basic and diluted	13,505	8,271	13,741	8,313

(1)   Excludes stock-based compensation of $14,000 and $30,000 for the three and six months ended June 30, 2005, respectively.  Excludes stock-based compensation of $3,000 and $5,000 for the three and six months ended June 30, 2004, respectively.

(2)   Excludes stock-based compensation of $61,000 and $128,000 for the three and six months ended June 30, 2005, respectively.  Excludes stock-based compensation of $18,000 and $28,000 for the three and six months ended June 30, 2004, respectively.

(3)   Excludes stock-based compensation of $1,000 and $3,000 for the three and six months ended June 30, 2005, respectively.  Excludes stock-based compensation of $1,000 for the six months ended June 30, 2004.

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$403	$946
Short-term investments	1,769	—
Accounts receivable, net of allowance of $285 and $413, respectively	1,078	1,761
Inventories, net of reserve of $73 and $21, respectively	141	116
Prepaid expenses and other	395	396
Total current assets	3,786	3,219
Other assets, net of current portion	—	6
Property and equipment, net	319	333
Intangibles, net	382	392
Total assets	$4,487	$3,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of long-term debt	$236	$375
Accounts payable	1,685	1,754
Accrued liabilities	1,509	2,071
Customer deposits and deferred revenue	3,266	3,919
Total current liabilities	6,696	8,119
Long-term portion of restructuring reserve, net of current portion	48	93
Long-term debt, net of current portion	46	—
Total liabilities	6,790	8,212

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized and 13,988,429 shares outstanding at June 30, 2005; 20,000,000 shares authorized and 8,279,323 shares issued and outstanding at December 31, 2004	14	8
Additional paid-in capital	77,493	72,625
Accumulated deficit	(79,810)	(76,895)
Total stockholders’ deficit	(2,303)	(4,262)
Total liabilities and stockholders’ deficit	$4,487	$3,950

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,915)	$(734)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	128	268
Bad debt expense	118	124
Stock-based compensation	161	34
Changes in assets and liabilities -
Accounts receivable	565	(263)
Inventories, net	(25)	114
Prepaid expenses and other	159	91

Accounts payable and accrued liabilities	(676)	4
Customer deposits and deferred revenue	(653)	214
Net cash used for operating activities	(3,138)	(148)

Cash flows from investing activities:
Purchases of property and equipment	(46)	(102)
Proceeds from sale of investments	2,231	—
Purchase of investments	(4,000)	—
Net cash used for investing activities	(1,815)	(102)

Cash flows from financing activities:
Principal payments on debt	(303)	(299)
Proceeds from sale of stock and warrants, net	4,576	—
Proceeds from stock option exercises	137	17
Net cash provided by (used for) financing activities	4,410	(282)
Net increase (decrease) in cash and cash equivalents	(543)	(532)
Cash and cash equivalents, beginning of period	946	1,585
Cash and cash equivalents, end of period	$403	$1,053

The accompanying notes to these unaudited condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware.  In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million.  VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services.  We have not completed any acquisitions since 1999.  We have developed a customer base of approximately 18,000 physician, anesthesiologist and behavioral health providers nationwide through both acquisitions and internal growth.

Risks and uncertainties

The accompanying condensed financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  At June 30, 2005 we had cash and short term investments totaling $2.2 million and negative working capital of $2.9 million.  In order for us to achieve positive operating cash flow, working capital or profitability we will need to make significant changes to our cost structure, product offerings and operating plan.  We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry and dependence on the medical market.

Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fund raising.  To date, we have not been successful in our pursuit of sufficient numbers of new customers despite these efforts and we are currently evaluating other strategies.

This evaluation of strategies is affected by several things including our need to balance costs and cash against market opportunities.  We anticipate that the expanded version of our Helper product line that we expect to begin selling late in the third quarter of 2005 will allow us to sell an entry level solution to a much larger market segment, including a portion of the segment currently addressed by the RidgeMark product line.  We booked 133 RidgeMark orders in the first half of 2004 compared to only 25 orders for the first half of 2005.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  We have used these funds for working capital purposes and for investments aimed at growing our business, delivering higher quality service to our customers and expanding the market scope of our products.

Based on our current sales forecast, cash management practices and projected operating expense, we believe that our cash and investments are sufficient to meet our cash flow needs through at least June 2006; however there can be no assurance that our plans will succeed.

Use of estimates and basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or future periods.

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

The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	June 30,	June 30,
	2005	2004
Stock options	2,106	1,668
Warrants to purchase common stock	2,702	30

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources.  For the three months ended June 30, 2005, our comprehensive net loss was equal to our net loss.  A reconciliation of our net loss to our comprehensive net loss for the three and six months ended June 30, 2004 was as follows (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net loss	$(28)	$(734)
Unrealized gains (losses) on securities	(10)	(14)
Comprehensive income (loss)	$(38)	$(748)

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using the fair value method, as allowed under SFAS No. 123, as amended.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $76,000 and $161,000 for the three and six months ended June 30, 2005, respectively and $21,000 and $34,000 for the three and six months ended June 30, 2004, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,667)	$(28)	$(2,915)	$(734)
Add stock-based compensation expense included in reported net income, net of related tax effects	76	21	161	34
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(43)	(167)	(85)
Pro forma net loss	$(1,670)	$(50)	$(2,921)	$(785)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.00)	$(0.21)	$(0.09)
Pro forma	$(0.12)	$(0.01)	$(0.21)	$(0.09)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

NOTE 2 – RESTRUCTURING ACTIVITIES:

Our restructuring reserve balance consists of a reserve related to two leased facilities in Boulder, Colorado that were vacated in 2002.  In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of the two facilities.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 through July 2006.

The components of our restructuring provision and activity in the reserve for the first six months of 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
First quarter 2004 restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	$139

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	625
Second quarter 2004 restructuring benefit	(147)
Cash payments	(147)
June 30, 2004 balance	$331

Lease payments will be made through the end of the lease term (June 2007).

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	3,989	(3,965)	3,989	(3,955)
Other	297	(297)	297	(297)
	$8,562	$(8,538)	$8,562	$(8,528)
Intangible assets not subject to amortization:
Goodwill	$358		$358

Property and equipment net, consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Office and computer equipment	$2,120	$2,022
Furniture and fixtures	201	201
Vehicles	20	20
Leasehold improvements	176	176
	2,517	2,419
Less: accumulated amortization and depreciation	(2,198)	(2,086)
	$319	$333

Depreciation expense was approximately $58,000 and $83,000 for the three months ended June 30, 2005 and 2004, respectively, and was approximately $118,000 and $164,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Accrued payroll and related expenses	$486	$626
State and local taxes payable	460	482
Restructuring, current portion (see Note 2)	91	151
Accrued purchases	236	352
Accrued legal matters	92	129
Other	144	331
	$1,509	$2,071

NOTE 4 – PRIVATE PLACEMENT OF COMMON STOCK

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share.  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000.  Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement.  After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

NOTE 5 – LITIGATION AND CONTINGENCIES

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination.  The Company responded and the case was dismissed in June 2005.

In February 2005, a former VantageMed customer filed a complaint in state court in New York against the Company alleging that the Company breached a contract with and certain warranties to the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant.  The customer seeks damages of $192,896.00.   In March 2005, the Company removed the case to the United States District Court for the Western District of New York.  The Company believes the allegations to be without merit and is actively defending the claims.  The Company has answered the complaint denying the claims and asserting certain affirmative defenses.  The Company is in the process of initiating discovery.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $92,000 and $129,000 at June 30, 2005 and December 31, 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 6 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and six months ended June 30, 2005 and 2004.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

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

•                  Liquidity and Capital Resources, Debt and Lease Obligations.  This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of June 30, 2005.

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

Introduction

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States.  We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations.  We have built a national distribution network by acquiring established regional healthcare practice management systems companies to sell and support our new Windows-based software and services.  We have not completed any acquisitions since 1999.  We were incorporated in California in 1995 and reincorporated in Delaware in 1997.

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth.  In 2003 and 2004, we focused on migrating our customers that were using our Legacy technology products (products that we were supporting in 2004 and earlier but not actively selling or marketing)  to our Windows-based products and services.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fund raising.  To date, we have not been successful in our pursuit of sufficient numbers of new customers despite these efforts and we are currently evaluating other strategies.

This evaluation of strategies is affected by several things including our need to balance costs and cash against market opportunities.  We anticipate that the expanded version of our Helper product line that we expect to begin selling late in the third quarter of 2005 will allow us to sell an entry level solution to a much larger market segment, including a portion of the segment currently addressed by the RidgeMark product line.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  We have used these funds for working capital purposes.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Recurring (non-GAAP)	$2,820	$3,684	$5,872	$7,245
Non-recurring (non-GAAP)	1,041	2,441	2,343	3,945
Total revenues (GAAP)	$3,861	$6,125	$8,215	$11.190

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Software and systems	20.4%	28.8%	21.3%	25.6%
Customer support	52.8	51.3	52.9	53.3
Electronic services	26.8	19.9	25.8	21.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	7.6	14.6	7.8	12.2
Customer support	44.8	31.1	42.3	32.7
Electronic services	17.6	11.3	17.3	11.8
Total cost of revenues	70.0	57.0	67.4	56.7
Total gross margin	30.0	43.0	32.6	43.3
Operating expenses:
Selling, general and administrative	53.3	32.6	49.9	36.2
Product development	16.4	11.0	14.9	12.4
Depreciation and amortization	1.6	2.1	1.6	2.3
Stock-based compensation	2.0	0.3	2.0	0.3
Restructuring	—	(2.4)	—	(1.2)
Total operating expenses	73.3	43.6	68.2	50.0
Loss from operations	(43.3)	(0.6)	(35.6)	(6.6)
Interest and other income (expense), net	0.1	0.2	0.1	0.1
Net loss	(43.2)%	(0.4)%	(35.5)%	(6.5)%

Results of Operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues. Total revenues for the three month period ended June 20, 2005 were $3.9 million compared to $6.1 million for the three months ended June 30, 2004, a decrease of $2.3 million, or 37.0%.  As expected, revenues from our legacy product lines decreased significantly in connection with our legacy product sunset process which was substantially completed during the second half of 2004 and the first quarter of 2005.  Revenues associated with these discontinued legacy technology products decreased $1.4 million from $2.0 million in the second quarter of 2004 to $633,000 in the second quarter of 2005.  To date, we have not been successful in our pursuit of new customers despite these efforts and we are currently evaluating other strategies.  As of June 30, 2005 we have discontinued support of all but two of our legacy software products and expect the amount of revenue derived from sales of these two products to decrease once sunset timing has been announced for these products.

Revenues associated with sales of RidgeMark software and systems also decreased $833,000, or 38.8%, from $2.1 million for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005.  This decrease was due to our selling and installing fewer RidgeMark systems during the second quarter of 2005 compared to the second quarter of 2004.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first half of 2004 compared to the first half of 2005 when the sunset process was reaching conclusion.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fund raising.  To date, we have not been successful in our pursuit of sufficient numbers of new customers despite these efforts and we are currently evaluating other strategies.

This evaluation of strategies is affected by several things including our need to balance costs and cash against market opportunities.  We anticipate that the expanded version of our Helper product line that we expect to begin selling late in the third quarter of 2005 will allow us to sell an entry level solution to a much larger market segment, including a portion of the segment currently addressed by the RidgeMark product line.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.4 million, or 57.4%, to $1.0 million for the three months ended June 30, 2005 down from $2.4 million for the three months ended June 30, 2004.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $864,000, or 23.5%, to $2.8 million down from $3.7 million for the three months ended June 30, 2005.  This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems. Software and systems revenues decreased  $973,000, or 55.2%, from $1.8 million for the three months ended June 30, 2004 to $789,000 for the three months ended June 30, 2005.  The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during the second quarter of 2005 compared to the second quarter of 2004.  We installed 72 systems in the second quarter of 2004 compared to only 12 systems in the second quarter of 2005.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first half of 2004 compared to the first half of 2005 when the sunset process was reaching conclusion.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $1.1 million, or 35.1% from $3.1 million for the three months ended June 30, 2004 to $2.0 million for the three months ended June 30, 2005.  This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $187,000, or 15.3%, from $1.2 million to $1.0 million for the three months ended June 30, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in electronic services revenues from our Legacy products which were partially offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $792,000, or 22.7%, from $3.5 million to $2.7 million for the three months ended June 30, 2004 and 2005, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 43.0% to 30.0%.  This decrease in our gross margin was primarily the result of our holding labor costs in Customer Support relatively flat despite a significant decrease in revenues as staffing levels in the services organization were retained to improve customer satisfaction on our RidgeMark product line.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $604,000, or 67.4%, from $896,000 to $292,000 for the three months ended June 30, 2004 and 2005, respectively.  Gross margin on software and systems improved from 49.1% to 63.0%.  The improvement in gross margin is due to an adjustment to the reserves we carry related to certain third party software costs.  These reserves are analyzed on a quarterly basis and are adjusted when appropriate.  Net of the impact of these reserve adjustments, gross margin on software and systems would have improved slightly to 52.9%.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $175,000, or 9.2%, for the three months ended June 30, 2005 from 2004.  Gross margin on customer support decreased from 39.5% to 15.3% for the three months ended June 30, 2005.  This decrease in gross margin was primarily the result of labor costs being held relatively flat despite a significant decrease in revenues.  We retained these additional staff in order to improve customer satisfaction on our RidgeMark product line.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $187,000, or 15.3%, from the three months ended June 30, 2004 to 2005. Gross margin on electronic services decreased from 43.1% to 34.0%.  This decrease in gross margin is primarily due to an increase in personnel we use to support our electronic transaction services in an effort to improve the extent and quality of support provided as well as a decrease in electronic statements revenues associated with our legacy products.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses increased $59,000, or 3.0%, from $2.0 million, or 32.6% of revenues, to $2.1 million, or 53.3% of revenues, for the three months ended June 30, 2004 and 2005, respectively.  The change in SG&A expense included a $150,000 increase in expenses related to marketing and lead generation activities aimed at identifying and obtaining new customers as well as investments in information technology that were partially offset by decreases in bonus expense and commissions to sales staff in connection with the lower revenues.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development and product testing activities for our Windows-based products.  Product development expenses decreased $39,000, or 5.8%, from $674,000, or 11.0% of revenues to $635,000, or 16.4% of revenues, for the three months ended June 30, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in contract labor associated with our legacy software programs, HIPAA related development and product upgrade activities in 2004 that were offset by increased costs associated with our quality and product testing programs in 2005.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $31,000, or 34.8%, from the three months ended June 30, 2004 to 2005, primarily due to certain fixed assets that became fully depreciated during 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $42,000, or 93.3%, for the three months ended June 30, 2005 to 2004, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

Restructuring.  Our restructuring reserve balance consists of a reserve related to two leased facilities in Boulder, Colorado that were vacated in 2002.  In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of the two facilities.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 through July 2006.

The components of our restructuring provision and activity in the reserve for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

Leased Facilities
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	$139

Leased Facilities
March 31, 2004 balance	625
Second quarter 2004 restructuring benefit	(147)
Cash payments	(147)
June 30, 2004 balance	$331

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $76,000 and $21,000 for the three months ended June 30, 2005 and 2004, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and the first quarter of 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income increased $11,000 from the three months ended June 30, 2004 to 2005 and interest expense and other, net increased $23,000 from the three months ended June 30, 2004 to 2005.

Income Taxes. We did not record a provision for income taxes in the first half of 2005 or 2004, as we did not generate book or taxable income.  At June 30, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues. Total revenues for the six month period ended June 20, 2005 were $8.2 million compared to $11.2 million for the three months ended June 30, 2004, a decrease of $3.0 million, or 26.6%.  As expected, revenues from our legacy product lines decreased significantly in connection with the our legacy product sunset process which was substantially completed during the second half of 2004 and the first quarter of 2005.  Revenues associated with these legacy technology products decreased from $4.1 million for the six months ended June 30, 2004 to $1.6 million for the six months ended June 30, 2005.  To date, we have not been successful in our pursuit of new customers despite these efforts and we are currently evaluating other strategies.  As of June 30, 2005 we have discontinued support of all but two of our legacy software products and expect the amount of revenue derived from sales of these two products to decrease once sunset timing has been announced for these products.

Revenues associated with our RidgeMark software also decreased $833,000, or 63.3%, from $3.3 million for the six months ended June 30, 2004 to $2.8 million for the six months ended June 30, 2005.  This decrease was due to our selling and installing fewer RidgeMark systems during the first six months of 2005 compared to the first six months of 2004.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first half of 2004 compared to the first half of 2005 when the sunset process was reaching conclusion.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fund raising.  To date, we have not been successful in our pursuit of sufficient numbers of new customers despite these efforts and we are currently evaluating other strategies.

This evaluation of strategies is affected by several things including our need to balance costs and cash against market opportunities.  We anticipate that the expanded version of our Helper product line that we expect to begin selling late in the third quarter of 2005 will allow us to sell an entry level solution to a much larger market segment, including a portion of the segment currently addressed by the RidgeMark product line.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.6 million, or 40.6%, to $2.3 million for the six months ended June 30, 2005 down from $3.9 million for the six months ended June 30, 2004.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $1.4 million, or 19.0%, to $5.9 million down from $7.2 million for the six months ended June 30, 2005.  This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems. Software and systems revenues decreased  $1.1 million, or 39.0%, from $2.9 million for the six months ended June 30, 2004 to $1.7 million for the six months ended June 30, 2005.  The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  We installed 108 RidgeMark systems in the first half of 2004 compared to only 38 systems in the first half of 2005, due primarily to our early success in converting existing legacy customers to RidgeMark in 2004, compared to the first half of 2005 when the sunset process was reaching conclusion.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $1.6 million, or 27.0% from $6.0 million for the six months ended June 30, 2004 to $4.3 million for the six months ended June 30, 2005.  This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $245,000, or 10.4%, from $2.4 million to $2.1 million for the six months ended June 30, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in electronic services revenues from our Legacy products which were partially offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $808,000, or 12.7%, from $6.3 million to $5.5 million for the six months ended June 30, 2004 and 2005, respectively.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 43.3% to 32.6%.  This decrease in our gross margin was primarily the result our holding labor costs relatively flat through a decrease in revenues.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $724,000, or 53.1%, from $1.4 million to $640,000 for the six months ended June 30, 2004 and 2005, respectively.  Gross margin on software and systems improved from 52.4% to 63.3%.  The improvement in gross margin is due to an adjustment to the reserves we carry related to certain third party software costs as well as a higher percentage of our sales being related to our Great Exchange marketing campaign whereby our Legacy customers receive a significant discount off of the sales price of our RidgeMark Practice Management Software.  These reserves are analyzed on a quarterly basis and are adjusted when appropriate.  Net of the impact of these reserve adjustments, gross margin on software and systems would have been 58.8%.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $188,000, or 5.1%, for the six months ended June 30, 2005 from 2004.  Gross margin on customer support decreased from 38.6% to 20.1% for the six months ended June 30, 2005.  This decrease in gross margin was primarily the result of labor costs being held relatively flat despite a significant decrease in revenues.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue increased $104,000, or 7.9%, from the six months ended June 30, 2004 to 2005. Gross margin on electronic services decreased from 44.0% to 32.7%.  This decrease in gross margin is primarily due to an increase in personnel we use to support our electronic transaction services in an effort to improve the extent and quality of support provided.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses increased $46,000, or 1.1%, and were $4.1 million for each of the six months ended June 30, 2004 and 2005.  The change in SG&A expense included a $240,000 increase in expenses related to marketing and lead generation activities aimed at identifying and obtaining new customers as well as investments in information technology that were partially offset by decreases in insurance expense and commission to sales staff in connection with the lower revenues.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development and product testing activities for our Windows-based products.  Product development expenses decreased $169,000, or 12.1%, from $1.4 million, or 12.4% of revenues to $1.2 million, or 14.9% of revenues, for the six months ended June 30, 2004 and 2005, respectively.  This decrease was primarily due to a decrease in contract labor associated with our legacy software programs, HIPAA related development and product upgrade activities in 2004 that were offset by increased costs associated with our quality and product testing programs in 2005.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $60,000, or 33.7%, from the six months ended June 30, 2004 to 2005, primarily due to certain fixed assets that became fully depreciated during 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $80,000, or 88.9%, for the six months ended June 30, 2005 to 2004, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

Restructuring.  Our restructuring reserve balance consists of a reserve related to two leased facilities in Boulder, Colorado that were vacated in 2002.  In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of the two facilities.  In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve.  The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 through July 2006.

The components of our restructuring provision and activity in the reserve for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
First quarter 2004 restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	$139

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	625
Second quarter 2004 restructuring benefit	(147)
Cash payments	(147)
June 30, 2004 balance	$331

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $161,000 and $34,000 for the six months ended June 30, 2005 and 2004, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and the first half of 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income increased $14,000 from the six months ended June 30, 2004 to 2005 and interest expense and other, net increased $16,000 from the three months ended June 30, 2004 to 2005.

Income Taxes. We did not record a provision for income taxes in the first half of 2005 or 2004, as we did not generate book or taxable income.  At June 30, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an IPO. Approximately 82% of the consideration paid for our acquisitions was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.  In March 2005, we raised $5.0 million through a private placement of 5,376,344 shares of common stock priced at $0.93 per share.

Net cash used for operating activities was $3.1 million for the six months ended June 30, 2005 compared to $148,000 for the six months ended June 30, 2004.  In the six months ended June 30, 2005 our net loss excluding non-cash charges for depreciation and amortization expense was $2.8 million, which accounts for substantially all of the cash used in operations.  Also in 2005, a decrease in accounts receivable related to a decrease in revenues provided cash of $565,000 and decreases in accounts payable and accrued liabilities and deferred revenue and customer deposits used cash of $676,000 and $653,000, respectively.  The decrease in accounts payable and accrued liabilities relates to overall lower activity levels with our vendors and the decrease in customer deposits and deferred revenue relates primarily to a decrease in sales order activity.  In the six months ended June 30, 2004 our net loss excluding non-cash charges for depreciation and amortization expense was $466,000, which accounts for substantially all of the cash used in operations.  Also in 2004, an increase in customer deposits and deferred revenues, generated by an increase in order activity, provided cash of $214,000 and decreases in inventories and prepaid and other assets provided cash of $114,000 and $91,000.  The decrease in inventories was primarily the result of our use of a national third party vendor for inventory purchasing and installation services in the second quarter of 2004.  These sources of cash were partially offset by an increase in accounts receivable that used cash of $263,000.  This increase in accounts receivable was primarily the result of the timing of our invoicing as well as in increase in the aging of these receivables.

Investing activities used cash of $1.8 million in the six months ended June 30, 2005 primarily due to our purchase of investments with $4.0 million of the proceeds from our March 2005 private placement.  This use of cash was partially offset by proceeds from the sale of a portion of those investments as well as $46,000 for capital expenditures.  Investing activities used cash of $102,000 in the six months ended June 30, 2004 for capital expenditures.

Financing activities provided cash of $4.4 million for the six months ended June 30, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $303,000 for payments on debt.  In addition, we received cash of $137,000 during the six months ended June 30, 2005 from stock option exercises.  Net cash used in financing activities was $282,000 for the six months ended June 30, 2004 primarily due to payments on debt.  In the six months ended June 30, 2004, stock option exercises provided cash of $17,000.

At June 30, 2005, we had $2.2 million of cash and cash equivalents, had negative working capital of $2.9 million and we used $3.1 million of cash in our operations for the six months ended June 30, 2005.  We also had a deficit in stockholder’s equity.  We have taken a number of steps designed to improve future operations and reduce our operating costs including reorganizations, management changes, fund raising and the enhancement of our sales and marketing functions and although we believe these steps have had a positive impact on our operations, they have not resulted in our achieving positive operating cash flow or profitability.  Since our Legacy customer migration process was substantially completed in the second half of 2004 and first half of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  To date, we have not been successful in our pursuit of new customers despite these efforts and we are currently evaluating other strategies.  In order for us to achieve positive operating cash flow, working capital or profitability we will need to make significant changes to our cost structure, product offerings and operating plan.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 4 to consolidated financial statements).  Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent.  The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share.  In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000.  Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement.  After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

Based on our current sales forecast and planned operating expenditures, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least June 2006, although there can be no assurance that such forecasts and projections will not change.  However, we may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At June 30, 2005, we had $205,000 in debt issued in connection with our financing of insurance premiums as well as in connection with our acquisitions.  Interest rates on these notes range from 5.0% to 7.0%.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At June 30, 2005, we had $77,000 in capital leases that mature from August 2005 to July 2010.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2004, we had $320,000 in assumed debt or promissory notes issued in connection with premium financing and acquisitions and $55,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at a few additional locations throughout the United States, with lease terms expiring at various dates through 2007.  We have subleased some space in our facilities in Boulder, Colorado and Honolulu, Hawaii.

Our other contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2004 as described in our most recent Form 10-KSB.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

Risks Associated with our Business

We Have A History Of Losses And Limited Cash Resources; We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of June 30, 2005 we had cash and investment balances totaling $2.2 million, negative working capital of $2.9 million and our accumulated deficit was $79.8 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth, positive cash flow or profitability.

Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fund raising.  To date, we have not been successful in our pursuit of sufficient numbers of new customers despite these efforts and we are currently evaluating other strategies.

This evaluation of strategies is affected by several things including our need to balance costs and cash against market opportunities.  We anticipate that the expanded version of our Helper product line that we expect to begin selling late in the third quarter of 2005 will allow us to sell an entry level solution to a much larger market segment, including a portion of the segment currently addressed by the RidgeMark product line.

Our Stock Trades on the Over the Counter Bulletin Board At a Low Volume

On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00.  As a result, our stock now trades on the OTC Bulletin Board.  Stockholders may have difficulty buying and selling our stock on the OTC.  We depend on professional market makers to facilitate trading of our stock on the OTC.  If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities.  In addition, because the market price for our stock has been below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell the Company’s securities.  As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.  In addition, due to the low volume of trading activity in our stock, investors could experience difficulty with liquidity.

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

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At June 30, 2005, we had $2.2 million of cash, cash equivalents and investments and had negative working capital.  On March 15, 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million.  Based on our current sales forecast, cash management practices and projected operating expenses, we believe that our cash and short-term investments will be sufficient to meet our cash flow needs through at least the next 12 months, although there can be no assurance that such forecasts and projections will not change..  However, we may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.  Order activity since the second half of 2004 and to date has been lighter than anticipated due in part to a delay in our efforts to identify and sell our products to new customers.  We may not achieve the level of order activity that we have planned for and additional financing may not be available on terms favorable to us, or at all.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond June 2006.

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

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Or Sustain Profitability

In the last two years we have experienced significant changes in the volumes of our order activity including a downturn in order activity.  We have also experienced significant changes in the number of customers we are supporting on our core and legacy products, which has placed, and may continue to place, a significant strain on our resources.  To address this issue, we have made a number of changes to our policies and procedures.  The capacity of our overall software development, marketing, sales, client management and training organizations needs to scale to changes in our business.  In the event that we are unable to timely and adequately match our expenses with changes in our volumes or that we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, our operations could be adversely affected.  Our ability to effectively implement these changes has been and will continue to be limited by our financial resources.

If We Fail To Generate New Sales Of Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

We have undertaken certain marketing and sales programs intended to increase the awareness of our Company in the market and increase future revenues.  The marketing and sales programs may not be successful nor generate the level of interest we expect and we may not be able to realize revenues from these programs.  Our financial success depends upon our ability to achieve new sales of our Windows-Based products and our failure to generate new system sales would have a significant impact on our ability to achieve profitability in the near term or at all.

We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

Our financial success depends upon our ability to retain our customers using our Windows-based products.  Loss of our existing customers to competition and the loss of the associated recurring revenues would have a significant impact on our ability to achieve profitability in the near term or at all.

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

We May Be Subject To State or Local Taxes That Could Harm Our Business

In prior years, we did not consistently collect sales or local taxes on revenues from customers located in states other than the state where the sale originated. We are monitoring our state-by-state obligations to collect sales tax and have made provisions, where considered necessary, in the event one or more states seek to impose sales tax collection obligations on out-of-state companies similar to ours.  We have also entered into agreements, or intend to enter into agreements, with tax reporting jurisdictions and have revised our tax collection procedures.  However, based on the nature of our operations and the acquisitions we have made, the determination of our obligation to collect taxes in certain jurisdictions is complex and requires significant judgment.  A successful assertion by states where we have not made provisions for sales and local taxes could seriously harm our business.

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

We can make no assurances that delays in product releases will not occur in the future or that the products that we release will meet the demands of the market. The market for our products is highly competitive and changes rapidly. Therefore, timely development and introduction of new products, features and services to existing customers will significantly impact our future success. We will be required to meet rapidly changing market demands, respond to market requirements, develop new proprietary solutions, and successfully market new products and enhancements to new customers and our existing customer base.

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas.  Many of these new SEC-mandated rules and procedures became effective during the second half of 2002 and during 2003, and we are now required to comply with certain of these requirements and will be required to comply with additional requirements in 2006.  We believe our corporate practices and standards meet the current rules and regulations currently in effect.  However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under
Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination.  The Company responded and the case was dismissed in June 2005.

In February 2005, a former VantageMed customer filed a complaint in state court in New York against the Company alleging that the Company breached a contract with and certain warranties to the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant.  The customer seeks damages of $192,896.00.   In March 2005, the Company removed the case to the United States District Court for the Western District of New York.  The Company believes the allegations to be without merit and is actively defending the claims.  The Company has answered the complaint denying the claims and asserting certain affirmative defenses.  The Company is in the process of initiating discovery.

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $92,000 and $129,000 at June 30, 2005 and December 31, 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held our 2005 Annual Meeting of Stockholders on May 20, 2005.  The first matter voted upon at the meeting was the election of one Class III director to serve until the 2008 Annual Meeting of Stockholders.  At the meeting, David Philipp was elected as Class III director by the following votes:

Name	Shares For	Shares Against	Shares Abstaining
David Philipp	10,609,368	—	251,469

The second matter voted upon at the meeting was the ratification of the selection of Hurley and Company as VantageMed’s independent public accountants for the fiscal year ended December 31, 2005.  At the meeting, the selection of Hurley and Company was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
10,797,196	51,308	12,333

The third matter voted upon at the meeting was to approve an amendment to the certificate of incorporation of to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000.  At the meeting, the amendment was approved by the following votes:

Shares For	Shares Against	Shares Abstaining
9,532,884	1,322,943	5,010

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           Exhibits

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 15, 2005. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 15, 2005. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 2005.

VantageMed Corporation

By:	/s/ Philip D. Ranger
Philip D. Ranger
Chief Financial Officer