Form 10QSB
period 2005-09-30
VANTAGEMED CORP
filed 2005-11-14
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 31, 2005, the Company had 14,239,178 shares of its $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes☐  No ☒

VantageMed Corporation

PART I

Item 1.  Financial Statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine months ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept 30 2004
Revenues:
Software and systems	$707	$1,673	$2,453	$4,537
Customer support	1,910	2,959	6,258	8,919
Electronic services	999	1,237	3,120	3,603
Total revenues	3,616	5,869	11,831	17,059

Cost of revenues:
Software and systems	268	865	908	2,229
Customer support (1)	1,299	1,857	4,772	5,518
Electronic services	643	698	2,071	2,022
Total cost of revenues	2,210	3,420	7,751	9,769

Total gross margin	1,406	2,449	4,080	7,290

Operating expenses:
Selling, general and administrative (2)	1,775	2,039	5,871	6,089
Product development (3)	542	618	1,766	2,011
Depreciation and amortization	61	112	189	366
Stock-based compensation	88	30	249	64
Gain on sale of DentalMate business	—	(50)	—	(50)
Restructuring charge (benefit)	—	—	(13)	(147)
Total operating costs and expenses	2,466	2,749	8,062	8,333
Loss from operations	(1,060)	(300)	(3,982)	(1,043)
Interest and other income (expense):
Interest income	12	9	52	35
Interest (expense) and other, net	(14)	(10)	(47)	(27)
Total interest and other income (expense), net	(2)	(1)	5	8

Net loss	$(1,062)	$(301)	$(3,977)	$(1,035)
Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.29)	$(0.12)
Weighted-average shares-basic and diluted	14,077	8,252	13,913	8,292

(1)                    Excludes stock-based compensation of $16,000 and $45,000 for the three and nine months ended September 30, 2005, respectively.  Excludes stock-based compensation of $10,000 and $40,000 for the three and nine months ended September 30, 2004, respectively.

(2)                    Excludes stock-based compensation of $67,000 and $191,000 for the three and nine months ended September 30, 2005, respectively.  Excludes stock-based compensation of $20,000 and $23,000 for the three and nine months ended September 30, 2004, respectively.

(3)                    Excludes stock-based compensation of $5,000 and $13,000 for the three and nine months ended September 30, 2005, respectively.  Excludes stock-based compensation of $1,000 for the nine months ended September 30, 2004.

See notes to consolidated financial statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$766	$946
Short-term investments	325	—
Accounts receivable, net of allowance of $332 and $413, respectively	1,136	1,761
Inventories, net of reserve of $83 and $21, respectively	123	116
Prepaid expenses and other	287	396
Total current assets	2,637	3,219
Other assets, net of current portion	—	6
Property and equipment, net	263	333
Intangibles, net	380	392
Total assets	$3,280	$3,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of long-term debt	$145	$375
Accounts payable	1,607	1,754
Accrued liabilities	1,371	2,071
Customer deposits and deferred revenue	3,279	3,919
Total current liabilities	6,402	8,119
Long-term portion of restructuring reserve, net of current portion	33	93
Long-term debt, net of current portion	44	—
Total liabilities	6,479	8,212

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized and 13,988,429 shares outstanding at September 30, 2005; 20,000,000 shares authorized and 8,279,323 shares issued and outstanding at December 31, 2004	14	8
Additional paid-in capital	77,659	72,625
Accumulated deficit	(80,872)	(76,895)
Total stockholders’ deficit	(3,199)	(4,262)
Total liabilities and stockholders’ deficit	$3,280	$3,950

See notes to these consolidated financial statements

VANTAGEMED CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,977)	$(1,035)
Adjustments to reconcile net loss to net cash used for operating activities -
Gain on sale of DentalMate business	—	(50)
Depreciation and amortization	188	366
Bad debt expense	196	218
Stock-based compensation	249	64
Changes in assets and liabilities -
Accounts receivable	429	(194)
Inventories, net	(7)	163
Prepaid expenses and other	267	205
Accounts payable and accrued liabilities	(907)	(486)
Customer deposits and deferred revenue	(640)	120
Net cash used for operating activities	(4,202)	(629)

Cash flows from investing activities:
Purchases of property and equipment	(48)	(116)
Proceeds from sale of investments	3,675	751
Cash proceeds from DentalMate sale	—	50
Purchase of investments	(4,000)	—
Net cash used for investing activities	(373)	685

Cash flows from financing activities:
Principal payments on debt	(396)	(437)
Proceeds from sale of stock and warrants, net	4,576	—
Proceeds from stock option exercises	215	17
Net cash provided by (used for) financing activities	4,395	(420)
Net increase (decrease) in cash and cash equivalents	(180)	(364)
Cash and cash equivalents, beginning of period	946	1,585
Cash and cash equivalents, end of period	$766	$1,221

See notes to consolidated financial statements

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

Risks and uncertainties

The accompanying condensed financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception.  These losses have resulted in negative operating cash flows and negative working capital.  At September 30, 2005 we had cash and short term investments totaling $1.1 million and negative working capital of $3.8 million.  We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to develop or acquire complementary businesses or necessary technologies including an Electronic Medical Records (EMR) product as well as market acceptance of our products.  In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure, product offerings and operating plan.  These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner.

In 2003 and 2004 we migrated a number of our legacy technology customers to our RidgeMark product line increasing the number of RidgeMark customers supported from approximately 110 at December 2002 to 401 at December 2004.  This rapid increase in the number of RidgeMark customers placed a significant strain on our resources and had a negative impact on the quality of product support we were able to deliver.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity from 158 orders in the first nine months of 2004 to 28 orders for the first nine months of 2005.  While we have invested resources in acquiring new customers to supplement this decrease in order activity, we have not yet been successful in this pursuit.  Due to our need to balance costs and cash against this opportunity, we have reduced our spending on this process.

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 163 at June 30, 2005 to 133 at October 31, 2005, additional changes are necessary to improve our financial condition.   These additional changes may involve raising additional funds for working capital purposes as well as to acquire or develop an EMR product.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and financing alternatives described above, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least September 2006.  There can be no assurance that our plans will succeed.

Use of estimates and basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or future periods.

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

	September 30,	September 30,
	2005	2004
Stock options	1,743	1,700
Warrants to purchase common stock	2,702	30

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources.  For the three months ended September 30, 2005, our comprehensive net loss was equal to our net loss.  A reconciliation of our net loss to our comprehensive net loss for the three and nine months ended September 30, 2004 was as follows (in thousands):

	Three Months Ended September 30, 2004	Nine months ended September 30, 2004
Net loss	$(28)	$(734)
Unrealized gains (losses) on securities	(10)	(14)
Comprehensive income (loss)	$(38)	$(748)

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using the fair value method, as allowed under SFAS No. 123, as amended.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $76,000 and $161,000 for the three and nine months ended September 30, 2005, respectively and $21,000 and $34,000 for the three and nine months ended September 30, 2004, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,062)	$(301)	$(3,977)	$(1,035)
Add stock-based compensation expense included in reported net income, net of related tax effects	88	30	249	64
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88)	(48)	(255)	(133)
Pro forma net loss	$(1,062)	$(319)	$(3,983)	$(1,104)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.04)	$(0.21)	$(0.12)
Pro forma	$(0.12)	$(0.04)	$(0.21)	$(0.13)

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

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material impact on our statement of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date.  We adopted FAS 123R in the third quarter of 2005, using the prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R.  The adoption of FAS 123R did not have an impact on our statements of operations as we already expense all unvested option and restricted stock awards in connection with our adoption of SFAS 148 effective January 1, 2003.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

The components of our restructuring provision and activity in the reserve for the first nine months of 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
First quarter 2004 restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	139
Cash payments	(31)
September 30, 2005 balance	$108

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	625
Second quarter 2004 restructuring benefit	(147)
Cash payments	(147)
June 30, 2004 balance	331
Cash payments	(58)
September 30, 2004 balance	$273

Lease payments will be made through the end of the lease term (June 2007).

NOTE 3 – BALANCE SHEET COMPONENTS

Components of intangible assets were as follows (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$4,276	$(4,276)	$4,276	$(4,276)
Customer lists	3,989	(3,967)	3,989	(3,955)
Other	297	(297)	297	(297)
	$8,562	$(8,540)	$8,562	$(8,528)
Intangible assets not subject to amortization:
Goodwill	$358		$358

Property and equipment net, consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Office and computer equipment	$2,040	$2,022
Furniture and fixtures	140	201
Vehicles	20	20
Leasehold improvements	94	176
	2,294	2,419
Less: accumulated amortization and depreciation	(2,031)	(2,086)
	$263	$333

Depreciation expense was approximately $58,000 and $67,000 for the three months ended September 30, 2005 and 2004, respectively, and was approximately $176,000 and $231,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Accrued payroll and related expenses	$356	$626
State and local taxes payable	462	482
Restructuring, current portion (see Note 2)	75	151
Accrued purchases	187	352
Accrued legal matters	85	129
Other	206	331
	$1,371	$2,071

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

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $85,000 and $129,000 at September 30, 2005 and December 31, 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment.  Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel.  The accompanying statements of operations disclose the financial information for these reportable segments for the three and nine months ended September 30, 2005 and 2004.

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

•                  Liquidity and Capital Resources, Debt and Lease Obligations.  This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of September 30, 2005.

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

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth.  In 2003 and 2004 we migrated a number of our legacy technology customers to our RidgeMark product line increasing the number of RidgeMark customers supported from approximately 110 at December 2002 to 401 at December 2004.  This rapid increase in the number of RidgeMark customers placed a significant strain on our resources and had a negative impact on the quality of product support we were able to deliver.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity from 158 orders in the first nine months of 2004 to 28 orders for the first nine months of 2005.  While we have invested resources in acquiring new customers to supplement this decrease in order activity, we have not yet been successful in this pursuit.  Due to our need to balance costs and cash against this opportunity, we have reduced our spending on this process.

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 163 at June 30, 2005 to 133 at October 31, 2005, additional changes are necessary to improve our financial condition.   These additional changes may involve raising additional funds for working capital purposes as well as to acquire or develop an EMR product.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure will be significantly limited.

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and financing alternatives described above, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least September 2006.  There can be no assurance that our plans will succeed.

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

	Three Months Ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Recurring (non-GAAP)	$2,667	$3,557	$8,539	$10,802
Non-recurring (non-GAAP)	949	2,312	3,292	6,257
Total revenues (GAAP)	$3,616	$5,869	$11,831	$17,059

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Software and systems	19.6%	28.5%	20.7%	26.6%
Customer support	52.8	50.4	52.9	52.3
Electronic services	27.6	21.1	26.4	21.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	7.4	14.7	7.7	13.1
Customer support	35.9	31.6	40.3	32.3
Electronic services	17.8	11.9	17.5	11.9
Total cost of revenues	61.1	58.3	65.5	57.3
Total gross margin	38.9	41.7	34.5	42.7
Operating expenses:
Selling, general and administrative	49.1	34.7	49.6	35.7
Product development	15.0	10.5	14.9	11.8
Depreciation and amortization	1.7	1.9	1.6	2.1
Stock-based compensation	2.4	0.5	2.1	0.4
Gain on sale of DentalMate business	—	(0.9)	—	(0.3)
Restructuring	—	—	(0.1)	(0.9)
Total operating expenses	68.2	46.8	68.1	48.8
Loss from operations	(29.3)	(5.1)	(33.7)	(6.1)
Interest and other income (expense), net	(0.1)	0.0	0.1	0.0
Net loss	(29.4)%	(5.1)%	(33.6)%	(6.1)%

Results of Operations for the three months ended September 30, 2005 compared to the three months ended

September 30, 2004

Revenues. Total revenues for the three month period ended September 30, 2005 were $3.6 million compared to $5.9 million for the three months ended September 30, 2004, a decrease of $2.3 million, or 38.4%.  As expected, revenues from our legacy product lines decreased significantly in connection with our legacy product sunset process which was substantially completed during the second half of 2004 and the first quarter of 2005.  Revenues associated with these discontinued legacy technology products decreased $1.1 million from $1.6 million in the third quarter of 2004 to $524,000 in the third quarter of 2005.  We have taken a number of steps designed to increase sales to new customers and to improve our financial condition including the enhancement of our sales and marketing functions, management changes and fundraising.  To date, we have not been successful in our pursuit of new customers despite these efforts and we are currently evaluating other strategies.  As of September 30, 2005 we have discontinued support of all but two of our legacy software products and expect the amount of revenue derived from sales of these two products to decrease once sunset timing has been announced for these products.

Revenues associated with our RidgeMark software also decreased $1.0 million, or 45.3%, from $2.3 million for the three months ended September 30, 2004 to $1.3 million for the three months ended September 30, 2005.  This decrease was due to our selling and installing fewer RidgeMark systems during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first nine months of 2004 compared to the first nine months of 2005 when the sunset process was reaching conclusion.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the fourth quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.4 million, or 58.9%, to $949,000 for the three months ended September 30, 2005 down from $2.3 million for the three months ended September 30, 2004.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $890,000, or 25.0%, to $2.7 million down from $3.6 million for the three months ended September 30, 2004.  This decrease was primarily due to a $556,000 decrease in software maintenance and a $319,000 decrease in electronic services revenues derived from our discontinued Legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems. Software and systems revenues decreased $966,000, or 57.7%, from $1.7 million for the three months ended September 30, 2004 to $707,000 for the three months ended September 30, 2005.  The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during the third quarter of 2005 compared to the third quarter of 2004.  We installed 66 systems in the third quarter of 2004 compared to only 7 systems in the third quarter of 2005.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first nine months of 2004 compared to the first nine months of 2005 when the sunset process was reaching conclusion.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $1.0 million, or 35.5% from $3.0 million for the three months ended September 30, 2004 to $1.9 million for the three months ended September 30, 2005.  This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $238,000, or 19.2%, from $1.2 million for the three months ended September 30, 2004 to $1.0 million for the three months ended September 30, 2005.  This decrease was primarily due to a decrease in electronic services revenues from our Legacy products which were partially offset by an increase in electronic services revenues for our RidgeMark product line.

Cost of Revenues. Total cost of revenues decreased $1.2 million, or 35.4%, from $3.4 million for the three months ended September 30, 2004 to $2.2 million for the three months ended September 30, 2005.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 41.7% to 38.9%.  This decrease in gross margin was primarily the result of the decrease in customer support revenues that outpaced the reductions in labor related spending.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $597,000, or 69.0%, from $865,000 for the three months ended September 30, 2004 to $268,000 for the three months ended September 30, 2005.  Gross margin on software and systems improved from 48.3% to 62.1%.  The improvement in gross margin is due to a decrease in sales of hardware which are sold at very little margin as well as an increase is the percentage of revenues derived from the sales of our Therapist Helper product which are at a higher gross margin.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $558,000, or 30.0%, for the three months ended September 30, 2005 from 2004.  Gross margin on customer support decreased from 37.2% for the three months ended September 30, 2004 to 32.0% for the three months ended September 30, 2005.  This decrease in gross margin was primarily the result of a decrease in customer support revenue that outpaced the reductions in labor related spending.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue decreased $55,000, or 7.9%, from the three months ended September 30, 2004 to 2005. Gross margin on electronic services decreased from 43.6% to 35.6%.  This decrease in gross margin is primarily due to a decrease in higher margin statement revenues (due to the Legacy support discontinuance process) as well as a shift in claims revenues away from our Legacy products (which had minimal labor cost) and toward our Core products that require labor costs for re-enrollment with payors.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $264,000, or 12.9%, from $2.0 million, or 34.7% of revenues for the three months ended September 30, 2004, to $1.8 million, or 49.1% of revenues, for the three months ended September 30, 2005.  The change in SG&A expense included a $200,000 reduction in rent and facilities costs as several offices were closed as well as a $200,000 reduction in commission expense related to the decrease in revenues.  These decreases were partially offset by an increase in spending on information technology infrastructure.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development and product testing activities for our Windows-based products.  Product development expenses decreased $76,000, or 12.3%, from $618,000, or 10.5% of revenues for the three months ended September 30, 2004 to $542,000, or 15.0% of revenues, for the three months ended September 30, 2005.  This decrease was primarily due to a decrease in contract labor associated with our legacy software programs, HIPAA related development and product upgrade activities in 2004 that were offset by increased costs associated with our quality and product testing programs in 2005.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $5,000, or 9.4%, from the three months ended September 30, 2004 to 2005.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $43,000, or 95.6%, from the three months ended September 30, 2004 to 2005, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

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

The components of our restructuring provision and activity in the reserve for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

Leased Facilities
June 30, 2005 balance	$139
Cash payments	(31)
September 30, 2005 balance	$108

Leased Facilities
June 30, 2004 balance	$331
Cash payments	(58)
September 30, 2004 balance	$273

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $88,000 and $30,000 for the three months ended September 30, 2005 and 2004, respectively.  This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and the first nine months of 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income increased $3,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005 and interest expense and other, net increased $4,000 during the same period.

Income Taxes. We did not record a provision for income taxes in the first nine months of 2005 or 2004, as we did not generate book or taxable income.  At September 30, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the nine months ended September 30, 2005 compared to the nine months ended

September 30, 2004

Revenues. Total revenues for the nine month period ended September 30, 2005 were $11.8 million compared to $17.1 million for the nine months ended September 30, 2004, a decrease of $5.2 million, or 30.6%.  As expected, revenues from our legacy product lines decreased significantly in connection with our legacy product sunset process which was substantially completed during the second half of 2004 and the first quarter of 2005.  Revenues associated with these legacy technology products decreased from $4.7 million for the nine months ended September 30, 2004 to $1.2 million for the nine months ended September 30, 2005.  As of September 30, 2005 we have discontinued support of all but two of our legacy software products and expect the amount of revenue derived from sales of these two products to decrease once sunset timing has been announced for these products.

Revenues associated with our RidgeMark software also decreased $1.5 million, or 27.2%, from $5.5 million for the nine months ended September 30, 2004 to $4.0 million for the nine months ended September 30, 2005.  This decrease was due to our selling and installing fewer RidgeMark systems during the first nine months of 2005 compared to the first nine months of 2004.  This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first half of 2004 compared to the first half of 2005 when the sunset process was reaching conclusion.  Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the fourth quarter of 2005.  We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers away from the process of migrating our legacy customers to RidgeMark.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $3.0 million, or 47.4%, to $3.3 million for the nine months ended September 30, 2005 down from $6.3 million for the nine months ended September 30, 2004.  Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $2.3 million, or 20.9%, to $8.5 million for the nine months ended September 30, 2005 down from $10.8 million for the nine months ended September 30, 2004.  This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems. Software and systems revenues decreased $2.1 million, or 45.9%, from $4.5 million for the nine months ended September 30, 2004 to $2.5 million for the nine months ended September 30, 2005.  The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  We installed 174 RidgeMark systems in the first nine months of 2004 compared to only 44 systems in the first nine months of 2005, due primarily to our early success in converting existing legacy customers to RidgeMark in 2004 compared to the first half of 2005 when the sunset process was reaching conclusion.

Customer Support.  Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation.  Customer support revenues decreased $2.7 million, or 29.8% from $8.9 million for the nine months ended September 30, 2004 to $6.3 million for the nine months ended September 30, 2005.  This decrease was primarily due to a $1.8 million decrease in software maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005.  This decrease was partially offset by a $587,000 increase in software maintenance revenues derived from our RidgeMark software programs.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services.  These revenues decreased $483,000, or 13.4%, from $3.6 million for the nine months ended September 30, 2004 to $3.1 million for the nine months ended September 30, 2005.  This decrease was primarily due to a $978,000 decrease in electronic services revenues from our Legacy products which was partially offset by a $355,000 increase in electronic services revenues from our RidgeMark product line.

Cost of Revenues. Total cost of revenues decreased $2.0 million, or 20.7%, from $9.8 million for the nine months ended September 30, 2004 to $7.8 million for the nine months ended September 30, 2005.  Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 42.7% to 34.5%.  This decrease in our gross margin was primarily the result of a decrease in customer support revenues that outpaced the reductions in labor related spending.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $1.3 million, or 59.3%, from $2.2 million for the nine months ended September 30, 2004 to $908,000 for the nine months ended September 30, 2005.  Gross margin on software and systems improved from 50.9% to 63.0%.  The improvement in gross margin is due to an adjustment to the reserves we carry related to certain third party software costs as well as a decrease in sales of hardware which are sold at very little margin.

Customer Support.  Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties.  Customer support cost of revenues decreased $746,000, or 13.5%, for the nine months ended September 30, 2005 from 2004.  Gross margin on customer support decreased from 38.1% for the nine months ended September 30, 2004 to 23.7% for the nine months ended September 30, 2005.  This decrease in gross margin was primarily the result of labor costs being held relatively flat despite a significant decrease in revenues.

Electronic Services.  Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing.  Electronic services cost of revenue increased $49,000, or 2.4%, from the nine months ended September 30, 2004 to 2005. Gross margin on electronic services decreased from 43.9% for the nine months ended September 30, 2004 to 33.6% for the nine months ended September 30, 2005.  This decrease in gross margin is primarily due to an increase in personnel we use to support our electronic transaction services in an effort to improve the extent and quality of support provided.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance.  SG&A expenses decreased $218,000, or 3.6%, and were $6.1 million, or 35.7% of revenues for the nine months ended September 30, 2004 and $5.9 million, or 49.6% of revenues for the nine months ended September 30, 2005.  The change in SG&A expense included a $350,000 reduction in rent and facilities costs as several offices were closed as well as a $375,000 reduction in commission expense related to the decrease in revenues during these periods.  These decreases were partially offset by a $265,000 increase in spending on marketing and lead generation activities aimed at identifying and obtaining new customers as well as a $200,000 investment in information technology infrastructure.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development and product testing activities for our Windows-based products.  Product development expenses decreased $245,000, or 12.2%, from $2.0 million, or 11.8% of revenues for the nine months ended September 30, 2004 to $1.8 million, or 14.9% of revenues, for the nine months ended September 30, 2005.  This decrease was primarily due to a decrease in contract labor associated with our legacy software programs, HIPAA related development and product upgrade activities in 2004 that were offset by increased costs associated with our quality and product testing programs in 2005.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $69,000, or 28.2%, from the nine months ended September 30, 2004 to 2005, primarily due to certain fixed assets that became fully depreciated during 2004.  Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $123,000, or 91.1%, for the nine months ended September 30, 2005 to 2004, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

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

The components of our restructuring provision and activity in the reserve for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
First quarter 2004 restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	139
Cash payments	(31)
September 30, 2005 balance	$108

Leased Facilities
December 31, 2003 balance	$701
Cash payments	(76)
March 31, 2004 balance	625
Second quarter 2004 restructuring benefit	(147)
Cash payments	(147)
June 30, 2004 balance	331
Cash payments	(58)
September 30, 2004 balance	$273

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation.  Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148.  We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $64,000 for the nine months ended September 30, 2004 and $249,000 for the nine months ended September 30, 2005.  This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and the first nine months of 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.  Interest income increased $17,000 from the nine months ended September 30, 2004 to 2005 and interest expense and other, net increased $20,000 from the nine months ended September 30, 2004 to 2005.

Income Taxes. We did not record a provision for income taxes in the first half of 2005 or 2004, as we did not generate book or taxable income.  At September 30, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million and $4.5 million, respectively, that expire in various years through 2023.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Net cash used for operating activities was $4.2 million for the nine months ended September 30, 2005 compared to $629,000 for the nine months ended September 30, 2004.  A significant portion of this difference was due to an increase in our net loss from $1.0 million for the nine months ended September 30, 2004 to $4.0 million for the nine months ended September 30, 2005.  Also in the 2005 period, a $907,000 decrease in accounts payable and accrued liabilities and a $640,000 decrease in deferred revenues and customer deposits due to a decrease in order activity and purchasing volumes, both used cash during the period.  A $429,000 decrease in accounts receivable provided cash and partially offset the cash used.  In the 2004 period, a decrease in accounts payable and accrued liabilities used cash of $486,000 and a decrease in prepaid and other assets provided cash of $205,000.

Investing activities used cash of $373,000 in the nine months ended September 30, 2005 primarily due to our purchase of investments with $4.0 million of the proceeds from our March 2005 private placement.  This use of cash was partially offset by proceeds from the sale of $3.7 million of those investments as well as $48,000 for capital expenditures.  Investing activities provided cash of $685,000 in the nine months ended September 30, 2004 primarily due to the maturity of a short term investment.  This source of cash was partially offset by a $116,000 use of cash for capital expenditures.

Financing activities provided cash of $4.4 million for the nine months ended September 30, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $396,000 for payments on debt.  In addition, we received cash of $215,000 during the nine months ended September 30, 2005 from stock option exercises.  Net cash used in financing activities was $420,000 for the nine months ended September 30, 2004 and was primarily due to $437,000 of payments on debt which was partially offset by the receipt of $17,000 for stock option exercises.

At September 30, 2005, we had $1.1 million of cash and cash equivalents, had negative working capital of $3.8 million and we used $4.2 million of cash in our operations for the nine months ended September 30, 2005.  We also had a deficit in stockholder’s equity.  We have taken a number of steps designed to improve future operations and reduce our operating costs including reorganizations, management changes, fund raising and the enhancement of our sales and marketing functions and although we believe these steps have had a positive impact on our operations, they have not resulted in our achieving positive operating cash flow or profitability.  Since our Legacy customer migration process was substantially completed in the second half of 2004 and first half of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  To date, we have not been successful in our pursuit of new customers despite these efforts and we are currently evaluating other strategies.  In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure, product offerings and operating plan.

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

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural alternatives, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least September 2006.  There can be no assurance that our plans will succeed.  We may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited.  Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

Debt and Lease Obligations

At September 30, 2005, we had $125,000 in debt issued in connection with our financing of insurance premiums as well as in connection with our acquisitions.  Interest rates on these notes range from 6.0% to 7.0% and the notes mature in December 2005 and February 2006.  In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases.  At September 30, 2005, we had $64,000 in capital leases that mature from November 2005 to July 2010.  Many of these leases include end of lease bargain purchase options, which we intend to exercise.  Our obligations under these lease arrangements are secured by the leased equipment.  At December 31, 2004, we had $320,000 in assumed debt or promissory notes issued in connection with premium financing and acquisitions and $55,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at a few additional locations throughout the United States, with lease terms expiring at various dates through 2007.  We have subleased some space in our facilities in Boulder, Colorado and Honolulu, Hawaii.

Our other contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2004 as described in our most recent Form 10-KSB.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on our consolidated statement of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date.  We adopted FAS 123R in the third quarter of 2005, using the prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R.  The adoption of FAS 123R did not have an impact on our statements of operations as we already expense all unvested option and restricted stock awards in connection with our adoption of SFAS 148 effective January 1, 2003.

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

Risks Associated with our Business

We Have A History Of Losses And Limited Cash Resources; We May Never Achieve Profitability

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of September 30, 2005 we had cash and investment balances totaling $1.1 million, negative working capital of $3.8 million and our accumulated deficit was $80.9 million.  Our business strategies may not be successful and we may not be able to achieve or sustain revenue growth, positive cash flow or profitability. Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2005.  While we have invested resources in acquiring new customers to supplement this decrease in order activity, we have not yet been successful in this pursuit.  Due to our need to balance costs and cash against this opportunity, we have reduced our spending on this process.

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 163 at June 30, 2005 to 133 at October 31, 2005, additional changes are necessary to improve our financial condition.   These additional changes may involve raising additional funds for working capital purposes as well as to acquire or develop an EMR product.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and financing alternatives described above, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least September 2006.  There can be no assurance that our plans will succeed.

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

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At September 30, 2005, we had $1.1 million of cash, cash equivalents and investments, had negative working capital of $3.8 million.  We used $4.2 million of cash in our operations for the nine months ended September 30, 2005.  On March 15, 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million.  Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and financing alternatives, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least September 2006.  There can be no assurance that our plans will succeed.  We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies, including an EMR product.

Additional financing may not be available on terms favorable to us, or at all. In the event that such financing requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.  Further, even if no unexpected contingencies arise, we can offer no assurances that our current resources will sustain us beyond September 2006.

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

If We Fail to Develop New Products and Product Enhancements In A Timely Manner, We May Be Unable To Achieve Or Sustain Revenue Growth And Profitability

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance.  We believe that the development or acquisition of an Electronic Medical Records (EMR) product will be an important factor in any future success and to date, we have not acquired this technology.  If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

Third parties may claim that we are infringing on their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others.  These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations.  If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property.  We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all.  We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories.  Our principal competitors include practice management systems and clinical software companies.  Industry competitors include organizations such as NDC Health/Per Se Technologies, Emdeon/Medical Manger, Cerner/VitalWorks, Inc., Misys Physician Systems, QSI/NextGen and GE Centricity/Millbrook.  Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.  In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas.  Many of these new SEC-mandated rules and procedures became effective during the second half of 2002 and during 2003, and we are now required to comply with certain of these requirements and will be required to comply with additional requirements in 2006 and 2007.  We believe our corporate practices and standards meet the current rules and regulations currently in effect.  However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued.  Such accruals were $85,000 and $129,000 at September 30, 2005 and December 31, 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters.  This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  Exhibits

31.1                           Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2005.  Filed herewith.

31.2                           Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2005.  Filed herewith.

32.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2005.

VantageMed Corporation

By:	/s/ Philip D. Ranger
Philip D. Ranger
Chief Financial Officer