Form 10KSB
period 2005-12-31
VANTAGEMED CORP
filed 2006-03-31
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to the Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and if no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for the year ended December 31, 2005 were $15,295,000.

We had 14,239,178 common shares and no preferred shares outstanding at March 17, 2006. As of March 17, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $8.8 million, based upon the last reported sales price of our common equity as reported by the Over-The-Counter Bulletin Board on that date of $0.64 per share.

Documents incorporated by reference:  None

Traditional Small Business Disclosure Format:  No

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

Although over 95% of physician practices today utilize a Practice Management Solution (PMS), the majority of those practices utilize outdated legacy technology (e.g., DOS, SCO Unix, flat-file databases, etc.) systems that are expensive to support and develop and may not continue to meet the privacy, Electronic Data Interchange (EDI) transactions and security standards introduced by the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) HIPAA legislation. Given that the EDI standards for transactions other than claims (i.e., eligibility, electronic remittance advice and claim status) are finally being adopted in large numbers by insurance companies, the rate of obsolescence of legacy systems is increasing. As a result of our acquisitions, we continued to support numerous legacy technologies for several years. Throughout 2003 and 2004, however, we announced support discontinuance, or sunset, programs to these legacy customers. These legacy systems generally lack the current state-of-the-art technology of our Windows-based products, but provide similar functionality. We have derived significant revenues from supporting these legacy systems in the past; however, these revenues have decreased throughout 2005 as a result of our decision to discontinue support of these costly products as we migrate customers to our core products. Some of this revenue has been replaced by the deployment of our core products, particularly RidgeMark, to some of these customers. During this sunset and migration process, we received an accelerated number of orders to purchase our RidgeMark system. The migration orders decreased significantly starting with the second quarter of 2005 as the migration process came to a conclusion and despite our sales and marketing efforts aimed at our RidgeMark product, we have generated insignificant revenues from new customers. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche.

This process of migrating customers from our legacy systems to our core Windows-based products represented a significant sales and marketing opportunity over the last two years and was completed in

2005. Also in 2005 we released a major product upgrade to our Northern Health product that improved our ability to compete in our target market.

In 2006 and beyond, our growth and success will come largely from our ability to either migrate physician practices that use competitors’ systems to one of our core products or install and interface our ChartKeeper Computerized Medical Records product on top of their existing system. We believe that the adoption of our core Windows-based products will increase the customers’ access to clinical and administrative information while also increasing their ability to communicate with and digitally store information from numerous healthcare participants, such as third-party insurance payers, laboratories and other providers.

Our recurring revenues were approximately 73% of total revenues in 2005 and 64% of total revenues in 2004. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. Please refer to the Introduction portion of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details and a reconciliation to our GAAP revenues. In an attempt to retain and increase recurring revenues, we have expanded our service offerings, including expanded electronic services offerings. With the increasing penetration of our SecureConnect electronic transaction services we have improved our ability to deliver these electronic services. These expanded electronic service offerings include HIPAA mandated electronic claims, remittance advice, eligibility and claim status with patient statements. In 2005, recurring revenues from our electronic transaction services associated with our core products increased by 25% over 2004.

The VantageMed Solution

Our software products and services have positioned us to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions.

We offer Windows-based healthcare information systems that reduce the growing impact of economic pressures, administrative burdens and increased information requirements now faced by healthcare providers by  enabling our customers to access and process information more efficiently and reliably, reduce staff time, and collect money from patients and insurance payers faster and easier. With a team of experienced sales, customer support and product development professionals, we feel that we are positioned to address the opportunities that result from the increasingly complex needs of the healthcare industry.

Our objective is to expand our market share, retain and then increase our recurring revenues in order to strengthen our position as a trusted supplier of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

•        Offering our Core Windows-based Products and Services  These products and services are designed to meet the changing and expanding needs of our customers and to enable them to meet the increasingly complex demands of the healthcare market. Given that the vast majority of providers in our overall industry utilize legacy technology today (for example, DOS, SCO Unix, flat-file databases, etc.), migrating new customers to our Windows-based products is a key growth strategy.

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

•        Strengthening our National and Regional Presence   Through sales and marketing programs as well as VAR networks, training and information systems, we continue to strengthen our processes and systems on a national level providing a consistent framework with which to provide support to a national customer base.

Principal Products

We classify our software products as “core Windows-based” or “legacy.” Our core Windows-based products are the products we currently offer to our new customers and are the focus of our ongoing product development efforts. Our Windows-based products provide our customers with software designed to automate administrative, financial, practice management and clinical requirements of a practice. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms and can accommodate from one to hundreds of healthcare providers and users.

We have designed our products to enable our customers to transition from their legacy systems to Windows-based products and services. The features, functions and primary customers of our core Windows-based products and services are described below.

Core Windows- based Products and Services	Features and Functions	Primary Customer or Type of Practice
Northern Health Anesthesia®	Practice management—scheduling, billing, patient registration, collections, reporting and EDI transactions (claims, electronic remittance advice and patient statements)	Anesthesia and enterprise billing operations (target 5 to 100 provider operations)
Therapist Helper® and Medical Helper®

Patient registration, scheduling, billing, managed care tracking, reporting and EDI transactions (claims, electronic remittance advice, patient credit card payments and patient statements); also includes a Palm Pilot enabled application and automated credit card processing for patient billing

Therapist Helper is used by psychologists, psychiatrists and behavioral health practitioners. Medical Helper is used by primary and specialty medical practices (target 1 to 5 provider practices)
RidgeMark®	Practice management—scheduling, billing, patient registration, collections, reporting, claim scrubbing and EDI transactions (claims, eligibility, electronic remittance advice and patient statements)	Primary and specialty medical practices (target 1 to 10 provider practices)
ChartKeeper®

Computerized Medical Record system for secure, electronic storage and tracking of patient charts, transcription notes, document imaging, lab results, security, authentication and electronic chart distribution

Primary and specialty medical practices (target 1 to 10 provider practices)
SecureConnect™

(EDI transaction service including hosted servers that exchange, translate and manage HIPAA compliant (e.g., claims, electronic remittance advice and eligibility) and other (e.g., patient statements) EDI transactions with our core practice management system products

Healthcare providers submitting electronic transactions (available to customers that use Northern Health, RidgeMark, Therapist Helper and Medical Helper)

Electronic Services

Our products enable EDI functions, through our SecureConnect services. EDI improves a healthcare practice’s cash flow and operations by converting costly paper and telephone-based communications into cost-efficient electronic transaction processing. Our centralized SecureConnect services, some or all of which are available for each of our products, currently include the following:

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

We provide our customers with ongoing software support and services under monthly, quarterly and annual maintenance agreements. These agreements provide for help desk support, software maintenance, upgrades (when and if available) and remote diagnostics. As of December 31, 2005, our customer service and support groups consisted of 83 employees, or approximately 64% of our employee base.

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

Product Development

As of December 31, 2005, our Windows-based product development and quality testing organization consisted of 17 employees. Our development teams are organized by product. Each product team has a product manager and various developers. In certain cases, we have contracted with third-party development or quality testing and assurance groups to assist us with the development of our products. Our quality assurance and testing teams follow established guidelines and subject matter experts and analysts contribute to work flow design, content and business rule development. A formalized process for software enhancement requests provides feedback from customers and our sales teams. Project management tools, project schedules and distribution of technical and training notes are managed through our corporate Intranet.

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

Sales and Marketing Strategy

Organized primarily by product line, the members of our sales and marketing teams focus on building and maintaining strong customer and prospect relationships within local markets to generate new sales. Within our existing customer base, we promote and sell hardware upgrades, maintenance services, add-on software modules and EDI services. As of December 31, 2005, we had 15 sales and marketing personnel, including sales and marketing management, telemarketing, telesales  and field sales representatives.

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

•        reputation and stability of the seller; and

•        price.

Our experienced staff and management team provide customer support and training programs and feature-rich Windows-based products, including our SecureConnect HIPAA-compliant transaction solutions, to our installed customer base.

Our principal competitors include organizations such as Emdeon Practice Services/Medical Manager, Per-Se/Medisoft, QSI/NextGen, Misys Physician Systems and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed niche products offered with varying feature sets and at various price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products continues to develop, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

Acquisitions

Prior to our initial public offering in February 2000, we completed 26 acquisitions. Due to the volatility of the financial markets and the uncertainty in the healthcare industry, we have not pursued any acquisitions since 1999; however, we may pursue additional acquisitions in the future as opportunities arise.  As part of our integration process and throughout 2003 and 2004, we integrated all accounting, administrative and sales functions within our corporate infrastructure.

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

Privacy Standards.   These rules became effective in April 2001 and the compliance date for most entities was April 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. These rules require us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. This rule has required us to incur product development costs and we may continue to incur additional costs to comply. The rules restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

Security Standards.   These rules became effective in April 2005 and establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.”  Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, that provide certain technical services to other participants in the healthcare industry, or that enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. In 2005 we deployed enhancements to our core products that allow a practice to more easily comply with the Security Standards. We are unable to predict what changes might be made to the Security Standards or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

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

Northern Health Anesthesia, Therapist Helper, Medical Helper, RidgeMark, ChartKeeper and SecureConnect are either registered trademarks or trademarks of VantageMed Corporation. Any other trademarks used in this Report are the property of their respective owners.

Employees

As of March 24, 2006, we employed 93 persons, including 14 in sales and marketing, 51 in customer support services, 14 in product development and 14 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union and we have not experienced any work stoppages and consider relations with our employees to be good.

Our filings with the SEC, including our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB,  periodic current reports on Form 8-K and amendments to these reports, are available on the SEC’s website free of charge at www.sec.gov. In addition, the SEC’s website contains reports, proxy, information statements and other information regarding issuers that file electronically with the SEC, including us.

Item 2. Properties

We currently lease approximately 8,500 square feet at our principal executive and corporate headquarters at 11060 White Rock Road, Suite 210, Rancho Cordova, California, that expires in September 2007. We also lease space at several locations throughout the United States, with lease terms expiring at various dates through 2007. We believe that these facilities are adequate for our current operations, and additional leased space can be obtained as needed. We have subleased some space in our Boulder, Colorado facility. This sublease expires in July 2007.

Item 3. Legal Proceedings

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

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated. The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts. Respondents answered the claim denying the allegations contained therein and asserting various affirmative defenses. The matter was settled in January 2005 and in connection with the settlement, VantageMed agreed to pay the former employees’ legal expenses totaling $27,500. This settlement amount was paid in full in February 2005.

In June 2004, a former employee filed a claim against the Company alleging fraud and discrimination. The Company responded and the case was dismissed in June 2005.

In February 2005, a former VantageMed customer filed a complaint in state court in New York against the Company alleging that the Company breached a contract with and certain warranties to the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant. The customer seeks damages of $192,896. In March 2005, the Company removed the case to the United States District Court for the Western District of New York. The Company believes the allegations to be without merit and is actively defending the claims. The Company has answered the complaint denying the claims and asserting certain affirmative defenses.

In June 2005, a former employee filed a complaint against VantageMed alleging discrimination based on age and gender in connection with his February 2005 termination. VantageMed’s insurer agreed to settle this claim for a total payment of $24,500 plus $9,500 in legal fees which was accrued for in September 2005 and paid in December 2005.

In January 2006, a VantageMed customer, the Carson Medical Group, filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Carson seeks $236,049 in damages. The case was removed to federal court in Nevada and upon motion by VantageMed, transferred to the federal district court in Sacramento. VantageMed has answered the complaint and filed a counterclaim for recovery of the value of uncompensated services provided by VantageMed.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $82,000 and $129,000 at December 31, 2005 and 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders Matters

VantageMed’s common stock was listed on the NASDAQ National Market under the symbol “VMDC” from February 15, 2000 (the date of our initial public offering) through April 17, 2002.  On April 18, 2002, in connection with the late filing of our Annual Report on Form 10-K for the year ended December 31, 2001, the ticker symbol for the Company’s common stock changed to “VMDCE” and on September 24, 2002, our securities were delisted for failure to comply with the minimum bid price per share ($1.00) requirement. Our securities currently trade on the OTC Bulletin Board under the symbol “VMDC.OB.” The following table shows the high and low closing prices for our common stock as reported by the exchanges listed above:

	2005		2004
Period	High	Low	High	Low
First Quarter	$1.75	$0.80	$1.73	$1.00
Second Quarter	$1.25	$0.85	$1.54	$0.55
Third Quarter	$0.95	$0.51	$0.86	$0.54
Fourth Quarter	$0.94	$0.44	$0.95	$0.54

As of March 17, 2006, we had 143 registered owners of our common stock and a substantially greater number of beneficial owners.

We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future earnings for growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 7 to consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 451,613 warrants to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. VantageMed has filed a registration statement with the Securities and Exchange Commission covering the resale of the shares. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not paid off.

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

•       Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of December 31, 2005.

•       Forward Looking Statements and Risk Factors. This section describes circumstances or events that could have a negative effect on our financial results or operations that could change, for the worse, existing trends in our business. The factors discussed in this section are divided into two categories—risks associated with our business and risks associated with our industry.

Introduction

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs). We hope to begin distributing product using the VAR distribution channel in 2006. We have not completed any acquisitions since 1999.

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth. In 2003 through 2005, we focused on migrating our customers that were using our legacy technology products (products that we were supporting in 2004 and earlier but no longer actively selling or marketing)  to our Windows-based products and services. The process of discontinuing support of, or sunsetting, these legacy technology products was substantially completed during the first quarter of 2005 and as this process concluded, we experienced a significant decline in order activity. Throughout 2003 and 2004, we initiated various restructuring plans that included an evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of our workforce. Throughout 2005 we implemented numerous cost cutting measures including additional workforce reductions reducing our staffing levels from 174 at the end of March 2005 to 130 at the end of December 2005. We also made a number of investments in products, support, sales and marketing efforts that have not paid off. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche. See Note 2 to our Consolidated Financial Statements included in this Form 10-KSB.

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

Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) represent a significant portion of our total revenues and we believe that this will continue. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix.

	Years Ended December 31,
	2005	2004
Recurring	$11,138	$14,090
Non-recurring	4,157	8,030
Total revenues	$15,295	$22,120

The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in connection with our consolidated financial statements and related notes included in this Form 10-KSB.

Selected Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
Consolidated Statement of Operations Data:
Revenues:
Software and systems	$3,126	$5,870	$5,495	$5,153	$6,958
Customer support	8,104	11,496	11,576	11,978	12,441
Electronic services	4,065	4,754	4,784	4,613	4,536
Total revenues	15,295	22,120	21,855	21,744	23,935
Cost of revenues:
Software and systems	1,138	2,971	2,494	1,854	2,420
Customer support	5,894	7,347	6,893	7,469	7,289
Electronic services	2,706	2,791	2,925	3,176	3,012
Total cost of revenues	9,738	13,109	12,312	12,499	12,721
Total gross margin	5,557	9,011	9,543	9,245	11,214
Operating expenses:
Selling, general and administrative	7,082	8,699	8,510	11,391	12,283
Product development	2,184	2,519	2,637	2,975	5,129
Depreciation and amortization	243	477	769	1,184	3,286
Stock-based compensation	334	113	27	—	—
Restructuring, impairment and other charges	(13)	1,052	1,318	1,748	5,792
Gain on sale of DentalMate business	—	(41)	(571)	—	—
Total operating expenses	9,830	12,819	12,690	17,298	26,490
Loss from operations	(4,273)	(3,808)	(3,147)	(8,053)	(15,276)
Shareholder litigation settlement	—	—	—	—	(1,300)
Interest and other income (expense), net	(7)	(97)	10	7	614
Loss before income taxes	(4,280)	(3,905)	(3,137)	(8,046)	(15,962)
Income tax provision	—	—	—	—	(15)
Net Loss	$(4,280)	$(3,905)	$(3,137)	$(8,046)	$(15,977)
Basic and diluted loss per share(2)	$(0.31)	$(0.47)	$(0.37)	$(0.95)	$(1.86)
Weighted-average shares-basic and diluted(2)	13,951	8,285	8,400	8,493	8,596

	As of December 31,
	2005	2004	2003	2002(1)	2001
Consolidated Balance Sheet Data:
Net working capital	$(3,936)	$(4,900)	$(2,187)	$(769)	$4,131
Cash, cash equivalents and short-term investments	636	946	2,359	2,682	5,456
Long-term investments	—	—	—	804	2,583
Total assets	2,764	3,950	7,638	9,964	17,806
Long-term debt, net of current portion	—	—	195	555	924
Accumulated deficit	(81,175)	(76,895)	(72,990)	(69,853)	(61,807)
Total stockholders’ equity (deficit)	$(3,410)	$(4,262)	$(483)	$2,694	$10,791

(1)          As restated. See Note 2 to Consolidated Financial Statements included in VantageMed’s Form
10K-SB filed with the Securities and Exchange Commission on March 30, 2005.

(2)          Potentially dilutive securities from preferred stock, stock options, warrants or convertible notes have been excluded for all loss years.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2005	2004
Revenues:
Software and systems	20.4%	26.5%
Customer support	53.0	52.0
Electronic services	26.6	21.5
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	7.4	13.5
Customer support	38.6	33.2
Electronic services	17.7	12.6
Total cost of revenues	63.7	59.3
Total gross margin	36.3	40.7
Operating expenses:
Selling, general and administrative	46.3	39.3
Product development	14.3	11.4
Depreciation and amortization	1.6	2.2
Stock-based compensation	2.2	0.5
Restructuring, impairment and other charges	0.1	4.8
Gain on sale of DentalMate business	—	(0.2)
Total operating expenses	64.3	58.0
Loss from operations	(28.0)	(17.3)
Interest and other income (expense), net	(0.1)	(0.4)
Net loss	(28.1)%	(17.7)%

Results of Operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues.   Total revenues for the year ended December 31, 2005 were $15.3 million compared to $22.1 million for the year ended December 31, 2004, a decrease of $6.8 million, or 30.9%. As expected, revenues from our legacy product lines decreased significantly in connection with our legacy product sunset process which was substantially completed during the second half of 2004 and the first quarter of 2005. Revenues associated with these legacy technology products decreased from $7.0 million for the year ended December 31, 2004 to $2.6 million for the year ended December 31, 2005. As of December 31, 2005 we had discontinued support of all but two of our legacy software products. We sold the largest of these products in February 2006 in connection with the sale of our Hawaii based operations to TeamPraxis (see Note 12 to our consolidated financial statements). Revenues from this product represented approximately $1.3 million, or 8.4%, of our total revenues in 2005. The amount of revenue derived from sales of the remaining product represented approximately 1.7% of our total revenues in 2005 and 1.3% of our revenues, or $48,000, for the fourth quarter of 2005. We expect this amount to decrease once sunset timing has been announced.

Revenues associated with our RidgeMark product also decreased $2.2 million, or 29.0%, from $7.5 million for the year ended December 31, 2004 to $5.3 million for the year ended December 31, 2005. This decrease was due to our selling and installing fewer RidgeMark systems during 2005 compared to 2004. This decrease was primarily due to the early success of the migration of our legacy customers to the RidgeMark product in the first half of 2004 compared to 2005 when the sunset process reached conclusion. Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued through the first quarter of 2006. We believe that this decrease in order activity was due in part to our delay in transitioning to a focus on acquiring new customers and away from the process of migrating our legacy customers to RidgeMark and quality of service issues. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $3.9 million, or 48.2%, to $4.2 million for the year ended December 31, 2005 down from $8.0 million for the year ended December 31, 2004. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $3.0 million, or 21.0%, to $11.1 million for the year ended December 31, 2005 down from $14.1 million for year ended December 31, 2004. This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our legacy products which we discontinued support of during the fourth quarter of 2004 and the first quarter of 2005.

Software and Systems.   Software and systems revenues decreased $2.7 million, or 46.7%, from $5.9 million for the year ended December 31, 2004 to $3.1 million for the year ended December 31, 2005. The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during 2005 compared to 2004. We installed 219 RidgeMark systems in 2004 compared to only 52 systems in 2005, due primarily to our early success in converting existing legacy customers to RidgeMark in 2004 compared to 2005 when the sunset process had reached conclusion.

Customer Support.   Customer support revenues are derived from software maintenance and customer service, network and computer hardware support, billing services, training, data conversion and system installation. Customer support revenues decreased $3.4 million, or 29.5% from $11.5 million for the year ended December 31, 2004 to $8.1 million for the year ended December 31, 2005. This decrease was primarily due to a $2.9 million decrease in software maintenance revenues derived from our legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005. This decrease was partially offset by a $658,000 increase in software maintenance revenues derived from our RidgeMark software program.

Electronic Services.   Electronic services revenues are derived from electronic claims processing and electronic patient statement printing and mailing services. These revenues decreased $689,000, or 14.5%, from $4.8 million for the year ended December 31, 2004 to $4.1 million for the year ended December 31, 2005. This decrease was primarily due to a $1.2 million decrease in electronic services revenues from our legacy products which was partially offset by a $590,000 increase in electronic services revenues from our core products; RidgeMark, Therapist Helper and Northern Health.

Cost of Revenues.   Total cost of revenues decreased $3.4 million, or 25.7%, from $13.1 million for the year ended December 31, 2004 to $9.7 million for the year ended December 31, 2005. Gross margin (total revenues less cost of revenues divided by total revenues) decreased from 40.7% to 36.3%. This decrease in our gross margin was primarily the result of a decrease in customer support revenues that outpaced the reductions in labor related spending.

Software and Systems.   Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $1.8 million, or 61.7%, from $3.0 million for the year ended December 31, 2004 to $1.1 million for the year ended December 31, 2005. Gross margin on software and systems improved from 49.4% to 63.6%. The improvement in gross margin is primarily due to a decrease in sales of our RidgeMark product that often included a significant amount of hardware at very low margins as well as  an adjustment to the inventory reserves we carry related to certain third party software costs for our RidgeMark product.

Customer Support.   Costs for customer support include salary and benefits for employees responsible for customer support, product installation and training as well as costs for support provided by third-parties. Customer support cost of revenues decreased $1.5 million, or 19.8%, from $7.3 million for the year ended December 31, 2004 to $5.9 million for the year ended December 31, 2005. Gross margin on customer support decreased from 36.1% for the year ended December 31, 2004 to 27.3% for the year ended December 31, 2005. This decrease in gross margin was primarily the result of our decision to retain certain staff for a period of time to improve customer satisfaction on our RidgeMark product line despite a significant decrease in revenues.

Electronic Services.   Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $85,000, or 3.0%, from the year ended December 31, 2004 to 2005. Gross margin on electronic services decreased from 41.3% for the year ended December 31, 2004 to 33.4% for the year ended December 31, 2005. This decrease in gross margin is primarily due to an increase in personnel we use to support our electronic transaction services in an effort to improve the extent and quality of support provided.

Selling, General and Administrative(SG&A).   SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, advertising and promotional materials, travel, communications, facility costs and insurance. SG&A expenses decreased $1.6 million, or 18.6%, and were $8.7 million, or 39.3% of revenues for the year ended December 31, 2004 and $7.1 million, or 46.3% of revenues for the year ended December 31, 2005. The change in SG&A expense included a $607,000 reduction in commission expense related to the decrease in revenues during these periods as well as a $230,000 reduction in bad debt expense and a $143,000 reduction in professional fees and a reduction in rent and facilities costs as several offices were closed. These decreases were partially offset by a $280,000 increase in spending on marketing and lead generation activities aimed at identifying and obtaining new customers as well as a $270,000 investment in information technology resources.

Product Development.   Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development and product testing activities for our Windows-based products. Product development expenses decreased $335,000, or 13.3%, from $2.5 million, or 11.4% of revenues for the year ended December 31, 2004 to $2.2 million, or 14.3% of revenues, for the year ended December 31, 2005. This decrease was primarily due to a decrease in contract labor associated with our legacy software programs, HIPAA related development and product upgrade activities in 2004 that were offset by increased costs associated with our quality and product testing programs in 2005.

Depreciation and Amortization.   Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $69,000, or 23.2%, from the year ended December 31, 2004 to 2005, primarily due to certain fixed assets that became fully depreciated during 2004 and 2005. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $165,000, or 91.7%, to $15,000 for the year ended December 31, 2005 to 2004, primarily due to the asset impairment charge recorded in the fourth quarter of 2004 that reduced the gross asset values that are subject to amortization.

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

The components of our restructuring provision and activity in the reserve for the two years ended December 31, 2005 were as follows (in thousands):

Leased Facilities
December 31, 2003 balance	$701
2004 net benefit	(126)
Cash payments	(331)
December 31, 2004 balance	244
2005 net benefit	(13)
Cash payments	(147)
December 31, 2005 balance	$84

Lease payments will be made through the end of the lease term (June 2007).

In the fourth quarter of 2004 we performed our impairment review of goodwill required by SFAS 142 and determined that the value of the intangible assets associated with our legacy products was significantly impaired due to our implementation of an accelerated support sunset program for these legacy products. In addition, continued poor performance and a declining number of customers for one of our billing service units resulted in an impairment charge in 2004 of $1,176,000. Approximately $477,000 of this charge was related to the impairment of goodwill associated with one of our billing services business units.

To determine the amount of the impairment charge and implied fair value of goodwill, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities.

Stock-based compensation.   Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123R. We have elected to use the prospective method of adoption, resulting in the recognition of stock-based compensation expense of $334,000 for the year ended December 31, 2005 and $113,000 for the year ended December 31, 2004. This expense is associated with options we have granted to employees, directors and executives during 2003, 2004 and 2005 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.   Interest income increased $20,000 from the year December 31, 2004 to 2005 and interest expense and other, net decreased $70,000 from the year ended December 31, 2004 to 2005.

Income Taxes.   We did not record a provision for income taxes for the years ended December 31, 2005 or 2004, as we did not generate book or taxable income. At December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Income taxes.   We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.  This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively. The potential tax benefits were fully reserved and therefore are not recorded on the balance sheet as an asset.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on our consolidated statement of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. We adopted FAS 123R in the third quarter of 2005, using the prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have an impact on our statements of operations as we already expense all unvested option and restricted stock awards in connection with our adoption of SFAS 148 effective January 1, 2003.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”
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

Net cash used for operating activities was $4.6 million for the year ended December 31, 2005 compared to $747,000 for the year ended December 31, 2004. A significant portion of this difference was due to an increase in our net loss from $3.9 million for the year ended December 31, 2004 to $4.3 million for the year ended December 31, 2005. The increase in our net loss from 2004 to 2005 was primarily due to the timing of our legacy product sunset process, unsuccessful sales and marketing efforts to increase sales of our RidgeMark product line and a decision to retain certain staffing levels in light of the decrease in revenues to address certain service related issues. A $1.2 million decrease in accounts payable and accrued liabilities and a $620,000 decrease in deferred revenues and customer deposits due to a decrease in order activity and purchasing volumes, both used cash during the 2005 period. A $302,000 decrease in accounts receivable and a $336,000 decrease in prepaid and other expenses provided cash and partially offset the cash used. In the 2004 period, a $374,000 increase in deferred revenue and customer deposits and a $298,000 decrease in prepaid and other expenses both provided cash.

Investing activities included capital expenditures of $49,000 in the year ended December 31, 2005 and $131,000 in the year ended December 31, 2004. In 2005, we purchased $4.0 million of investments with the proceeds from our March 2005 private placement which were later sold. In 2004, a short term investment matured providing cash of $751,000.

Financing activities provided cash of $4.4 million for the year ended December 31, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $448,000 for payments on debt. In addition, we received cash of $222,000 during the year ended December 31, 2005 from stock option exercises. Net cash used in financing activities was $562,000 for the year ended December 31, 2004 and was primarily due to $591,000 of payments on debt which was partially offset by the receipt of $29,000 for stock option exercises.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 7 to consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

At December 31, 2005, we had $636,000 of cash and cash equivalents, had negative working capital of $3.9 million and we used $4.6 million of cash in our operations for the year ended December 31, 2005. We also had a deficit in stockholder’s equity. We have taken a number of steps designed to improve future operations and reduce our operating costs including reorganizations, management changes, fund raising and the enhancement of our sales and marketing functions. In addition, we have reduced our headcount from 174 at March 31, 2005 to 130 at December 31, 2005 and to 93 at March 24, 2006. Although we believe these steps have had a positive impact on our operations, they have not resulted in our achieving positive operating cash flow or profitability. Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the first quarter of 2006. To date, we have not been successful in our pursuit of new customers despite our efforts. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our  Helper customer base and growth of our Northern Health market niche.

In February 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with service and transaction fees that are expected to be earned within the first quarter of 2006.

In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan.  Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural alternatives, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least December 2006. However, there can be no assurances that our plans will succeed and sustained long term profitability will depend on our ability to significantly increase our sales volumes. We may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited without a substantial increase in sales. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

In its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm referred to substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those discussed below under the caption “Forward-Looking Statements and Risk Factors—Risks Associated With Our Business.”

Debt and Lease Obligations

At December 31, 2005, we had $130,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 6.0% to 7.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2005, we had $52,000 in capital leases that mature from February 2010 to July 2010. At December 31, 2004, we had $320,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $55,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado and in our facility in Honolulu, Hawaii.

Future minimum payments under all debt and lease obligations at December 31, 2005 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2006	$130	$15	$326
2007	—	15	159
2008	—	15	79
2009	—	15	79
2010	—	5	79
2011	—	—	13
Total minimum payments	130	65	$735
Less: interest on capital lease obligations at rates of 10.77% to 11.8%	—	(13)
Less: current maturities	(130)	(10)
Long-term portion	$—	$42

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $117,000 and $46,000 in 2006 and 2007, respectively.

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

Risks Associated with our Business

We Have Received a “Going Concern” Opinion from Our Registered Independent Public Accounting Firm, We Have a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders’ Investment

We incurred a net loss of $4.3 million for the year ended December 31, 2005 and as of December 31, 2005 our accumulated deficit was $81.2 million. Our consolidated financial statements for the year ended December 31, 2005 have been prepared on a “going concern” basis; however, in its report dated February 22, 2006 regarding our 2005 financial statements, our registered independent public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern as a result of our recurring losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those disclosed in the risk factors below, but in the near-term will depend primarily on our ability to (i) increase sales of our core Windows-based products to new customers and (ii) restructure our operations to match our sales volumes. We cannot assure you that these plans will succeed or that we will ever become profitable.

If We Fail To Generate New Sales Of Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth, Profitability or Positive Cash Flow

Our financial success depends upon our ability to generate revenues by selling our products to new and existing customers. Loss of our existing customers to competition, the loss of the associated recurring revenues and the cost of obtaining new customers as well as the failure to generate new system sales would have a significant impact on our ability to achieve profitability or positive cash flows in the near term or at all.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At December 31, 2005, we had $636,000 of cash and cash equivalents and had negative working capital of $3.9 million. We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

Additional financing may not be available on terms acceptable to us, or at all. In the event that such financing, if it occurred, requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Profitability or Positive Cash Flow; Our Cost Reduction Efforts Have Strained Our Resources

Throughout 2003, 2004 and 2005, we have experienced significant fluctuations in the volume of order activity received which has put a significant strain on our resources, including cash. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our current levels of order activity and our current customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability or Positive Cash Flow

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of December 31, 2005, our accumulated deficit was $81.2 million. Our business strategies may not be successful and we may not be able to achieve revenue growth, profitability or positive cash flow.

Any Failure To Comply With the HIPAA Legislation, Including Regulations Governing The Confidentiality And Integrity Of Protected Health Information (PHI) Could Result In Severe Legal And Financial Liability and Could Harm Our Business Reputation

Federal regulations under HIPAA governing the confidentiality and integrity of PHI are complex and are evolving rapidly. As these regulations mature and become better defined, we anticipate that they will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices, as necessary, to facilitate our and our customer’s compliance with these regulations, but there can be no assurance that we will be able to continue to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention from our operations. Any failure on our part to comply with current or future regulations could subject us to severe legal and financial liability, including civil and criminal penalties. In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect our business.

If We Fail to Incorporate Product Enhancements or Develop New Products In A Timely Manner, We May Be Unable To Achieve Revenue Growth And Profitability

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

If The Definition And Adoption Of Electronic Transactions In The Healthcare Information Technology Industry Sector Grows At A Slow Pace, We May Be Unable To Achieve Revenue Growth And Profitability From Electronic Services

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

The performance of our products depends upon the efficient operation and timely installation of Internet and telephone connections, web browsers and Internet service providers and upon the reliability of our software, including third-party software incorporated into our software. The Internet and telecommunication related equipment could experience operational problems, delays or outages that are frequently outside our ability to control. In addition, software errors that we fail to detect may result in software performance problems. The occurrence of any of these problems could cause customers to experience system delays, failures and loss of data. Such problems could delay market acceptance, lead to customer dissatisfaction, a loss of revenue, an increase in expense or injure our business reputation.

We May Be Subject To State or Local Taxes That Could Harm Our Business

In the past, we have not consistently collected sales or local taxes on revenues from customers located in states other than the state where the sale originated. We are monitoring our state-by-state obligations to collect sales tax and have made provisions, where considered necessary, in the event one or more states seek to impose sales tax collection obligations on out-of-state companies similar to ours. We have also entered into agreements, or intend to enter into agreements, with tax reporting jurisdictions and have revised our tax collection procedures. However, based on the nature of our operations and the acquisitions we have made, as well as the complexity of the laws that govern state and local taxes, the determination of our obligation to collect taxes in certain jurisdictions is complex and requires significant judgment. A successful assertion by states where we have not made provisions for sales and local taxes could seriously harm our business.

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

We Rely on Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing and Quality Assurance

We rely on third parties to provide services that are critical to our business. For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers. We have also outsourced some of our product testing, medical billing, installation and hardware maintenance services. Our reliance on these third parties involves a number of risks, including, but not limited to:

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

Fluctuations In Our Quarterly Operating Results May Cause Volatility Or Decline In The Market Price Of Our Common Stock

It is possible that our revenues and operating results may fall below the expectations of securities analysts or investors in future quarters and years. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: changes in customer demand for our applications and services; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; delays in development and other quality factors; and changes within the healthcare industry.

We base our expense levels in part upon our expectations concerning future revenues. If we have lower revenues, we may not be able to make corresponding reductions in our spending in the short term. Any shortfall in revenues would have a direct impact on our results of operations. Fluctuations in our quarterly results or the failure to meet analysts’ expectations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

Despite our efforts to protect our intellectual property, we have experienced and may continue to experience instances where a third party or a former employee could attempt to copy, reverse engineer or otherwise obtain and use our intellectual property, customer lists or trade secrets without authorization or could develop software competitive to ours.  We aggressively pursue these matters as they arise.

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

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel. There are a limited number of persons with the requisite skills available to serve in these key positions and it may become increasingly difficult to hire or retain such persons. Competitors and others have in the past and may in the future attempt to recruit our employees.

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

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical software companies. Industry competitors include organizations such as Emdeon Practice Services/Medical Manger, Per-Se/Medisoft, Misys Physician  Systems, QSI/NextGen and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. Specifically, some of our competitors are able to deliver totally integrated practice management tools including full featured electronic medical record systems. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services. In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with certain of these requirements and we are required to comply with additional requirements in 2006. We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

Item 7. Financial Statements

The Company’s Consolidated Financial Statements are located on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
VantageMed Corporation
Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of VantageMed Corporation (a Delaware corporation) (the Company)as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of VantageMed Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VantageMed Corporation as of December 31, 2005, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company sustained recurring losses from operations and had an accumulated deficit and stockholders deficit of $81.2 million and $3.4 million, respectively as of December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Farber Hass Hurley & McEwen LLP
Granada Hills, California
February 22, 2006

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004
Revenues:
Software and systems	$3,126	$5,870
Customer support	8,104	11,496
Electronic services	4,065	4,754
Total revenues	15,295	22,120
Cost of revenues:
Software and systems	1,138	2,971
Customer support	5,894	7,347
Electronic services	2,706	2,791
Total cost of revenues	9,738	13,109
Total gross margin	5,557	9,011
Operating expenses:
Selling, general and administrative	7,082	8,699
Product development	2,184	2,519
Depreciation and amortization	243	477
Stock-based compensation	334	113
Restructuring and impairment	(13)	1,052
Gain on sale of DentalMate business	—	(41)
Total operating expenses	9,830	12,819
Loss from operations	(4,273)	(3,808)
Other income (expense):
Interest income	60	40
Interest expense and other, net	(67)	(137)
Total other income (expense)	(7)	(97)
Net loss	$(4,280)	$(3,905)
Basic and diluted net loss per share	$(0.31)	$(0.47)
Weighted-average shares—basic and diluted	13,951	8,285

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$636	$946
Accounts receivable, net of allowance of $352 and $413, respectively	1,213	1,761
Inventories, net of reserve of $103 and $21, respectively	62	116
Prepaid expenses and other	263	396
Total current assets	2,174	3,219
Other assets, net of current portion	—	6
Property and equipment, net	213	333
Intangibles, net	377	392
Total assets	$2,764	$3,950
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$140	$375
Accounts payable	1,543	1,754
Accrued liabilities	1,128	2,071
Customer deposits and deferred revenue	3,299	3,919
Total current liabilities	6,110	8,119
Long-term portion of restructuring reserve, net of current portion	22	93
Long-term debt, net of current portion	42	—
Total liabilities	6,174	8,212
Commitments and contingencies (Notes 6 and 12)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding 2005 and 2004	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,239,178 shares issued and outstanding as of December 31, 2005; 20,000,000 shares authorized; 8,279,323 shares issued and outstanding as of December 31, 2004	14	8
Additional paid-in capital	77,751	72,625
Accumulated deficit	(81,175)	(76,895)
Total stockholders’ deficit	(3,410)	(4,262)
Total liabilities and stockholders’ deficit	$2,764	$3,950

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

				Unrealized
				Gain (Loss)
				On Available-
	Common Stock		Additional	For-Sale	Accumulated
	Shares	Amount	Paid-In Capital	Securities	Deficit	Total
Balance, December 31, 2003	8,343,770	$8	$72,483	$16	$(72,990)	$(483)
Repayment of notes receivable with common stock held as collateral	(128,779)	—	—	—	—	—
Shares issued in exchange for options exercised	64,332	—	29	—	—	29
Stock-based compensation expense	—	—	113	—	—	113
Subtotal	8,279,323	8	72,625	16	(72,990)	(341)
Unrealized loss on investments	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(3,905)	(3,905)
Comprehensive loss						(3,921)
Balance, December 31, 2004	8,279,323	$8	$72,625	$—	$(76,895)	$(4,262)
Sale of stock and warrants (Note 7)	5,376,344	5	4,571	—	—	4,576
Shares issued in exchange for options exercised	583,511	1	221	—	—	222
Stock-based compensation expense	—	—	334	—	—	334
Subtotal	14,239,178	14	77,751	—	—	870
Net loss	—	—	—	—	(4,280)	(4,280)
Comprehensive loss						(4,280)
Balance, December 31, 2005	14,239,178	$14	$77,751	$—	$(81,175)	$(3,410)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,280)	$(3,905)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	242	477
Loss (gain) on sale or disposal of assets	—	(34)
Bad debt expense	246	451
Impairment of intangibles	—	1,176
Stock-based compensation	334	113
Changes in assets and liabilities:
Accounts receivable	302	152
Inventories	54	153
Prepaid expenses and other	336	298
Accounts payable and accrued liabilities	(1,225)	(2)
Customer deposits and deferred revenue	(620)	374
Net cash used for operating activities	(4,611)	(747)
Cash flows from investing activities:
Purchases of property and equipment	(49)	(131)
Purchase of investments	(4,000)	—
Proceeds from maturities of investments	4,000	751
Cash proceeds from DentalMate sale	—	50
Net cash provided by (used for) investing activities	(49)	670
Cash flows from financing activities:
Payments on debt	(448)	(591)
Proceeds from sale of stock and warrants, net	4,576	—
Proceeds from stock option exercises	222	29
Net cash provided by (used for) financing activities	4,350	(562)
Net decrease in cash and cash equivalents	(310)	(639)
Cash and cash equivalents, beginning of year	946	1,585
Cash and cash equivalents, end of year	$636	$946
Supplemental cash flow information:
Cash payments for interest	$17	$36
Acquisition of property and equipment under capital lease arrangements	$58	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. In February 2000, we completed our initial public offering (IPO) of 3 million shares of our common stock, the gross proceeds of which aggregated approximately $36 million. VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs). We hope to distribute product using the VAR distribution channel in 2006. We have not completed any acquisitions since 1999. We have developed a customer base of approximately 18,000 physician, anesthesiologist and behavioral health providers nationwide through both acquisitions and internal growth.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. At December 31, 2005 we had cash and cash equivalents totaling $636,000, negative working capital of $3.9 million and a stockholders’ deficit of $3.4 million. These factors, among others, raise substantial doubt as to our ability to continue as a going concern. We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to continue to develop necessary complementary technologies including clinical focused software such as an Electronic Medical Records (EMR) product as well as market acceptance of our existing products. In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should VantageMed be unable to continue as a going concern.

Throughout 2003 and 2004 we migrated a number of our legacy technology customers to our RidgeMark product line increasing the number of RidgeMark customers supported from approximately 110 at December 2002 to 401 at December 2004 and 437 at December 2005. This rapid increase in the number of RidgeMark customers placed a significant strain on our resources and had a negative impact on the quality of product support we were able to deliver. In February 2006 the number of RidgeMark customers being supported decreased to approximately 407 following the sale of our Hawaii based operations. Since our legacy customer migration process was completed in the second half of 2004 and into the first quarter of 2005, we have experienced a significant decrease in order activity from 189 orders in 2004 to 31 orders in 2005. We invested resources in acquiring new customers to supplement this decrease in order activity but were not successful in this pursuit. Due to our need to balance costs and cash against this opportunity, we have reduced our spending on this process and are currently focusing our operations on customer satisfaction of our RidgeMark customer base, market position of Helper and growth of our Northern Health market niche.

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 174 at March 31, 2005 to 130 at December 31, 2005 and to 93 at March 24, 2006, additional changes are necessary to improve our financial condition.  These additional changes may require further cost reductions. Additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and other alternatives described above, we believe that we can make the changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least December 2006. There can be no assurance that our plans will succeed.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice and our tax accruals require us to interpret and apply complex tax laws in numerous states and local jurisdictions. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from third parties, and other relevant facts and circumstances. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on securities sold are based on the specific identification method. We had no short or long term investments at December 31, 2005 or 2004.

Concentration of credit risk

As of December 31, 2005 and 2004, we had cash deposits at financial institutions exceeding federally insured limits totaling $512,822 and $749,323, respectively.

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

Accrued liabilities

Certain of our accrued liabilities are based on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice and we have made provisions to address certain state or local tax liabilities that require us to interpret numerous complex tax laws. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

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

	December 31,
	2005	2004
Stock options	1,692	2,002
Warrants to purchase common stock	2,702	100

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During 2004 other comprehensive income consisted of unrealized holding gains and losses on available-for-sale investment securities.

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $334,000 and $113,000 in the years ended December 31, 2005 and 2004, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123 prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(4,280)	$(3,905)
Add stock-based compensation expense included in reported net loss, net of related tax effects	334	113
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(279)
Pro forma net loss	$(4,287)	$(4,071)
Basic and diluted loss per share:
As reported	$(0.31)	$(0.47)
Pro forma	$(0.31)	$(0.49)

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004:

Dividend yield	0%
Risk-free interest rate	3.3%
Stock price volatility	201%
Expected life	3.5 years

The resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 2—RESTRUCTURING ACTIVITIES

Our restructuring reserve balance consists of a reserve related to two leased facilities in Boulder, Colorado that were vacated in 2002. In the second quarter of 2004, we entered into an agreement to terminate and buyout the lease for one of the two facilities. In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve. The termination agreement required us to pay approximately $22,000 upon signing and requires us to make monthly payments of approximately $4,000 through July 2006. Payments on the balance of the lease will be made through the end of the lease term (December 2007). The components of our restructuring provision and activity in the reserve for 2005 and 2004 are as follows (in thousands):

Leased Facilities
December 31, 2003 balance	$701
2004 net benefit	(126)
Cash payments	(331)
December 31, 2004 balance	244
First quarter 2005 restructuring benefit	13
Cash payments	(173)
December 31, 2005 balance	$84

NOTE 3—SALE OF DENTALMATE BUSINESS

In September 2003 we sold our DentalMate business in exchange for $500,000 in cash, notes receivable totaling $100,000 and other consideration of $60,000. We deferred the gain associated with the $100,000 in notes until the payment was received. In connection with this transaction we recognized a gain totaling $571,000 in 2003 and upon collection of the final note installment, $41,000 in 2004.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

In the fourth quarter of 2005 we performed our impairment review of goodwill required by SFAS 142 and determined that the value of the intangible assets associated with our legacy billing service product based in the State of Hawaii was appropriate given the sale of our Hawaii based operations in February 2006 (see Note 12). As such, no impairment amount was recorded. Throughout 2005 we wrote off the value of intangible assets as the sunset process associated with each of the legacy technology products was completed. There was no impact to our statement of operations as the net book value of these assets was zero.

In the fourth quarter of 2004 we determined that the value of the intangible assets associated with our legacy products was significantly impaired due to our implementation of an accelerated support sunset program for these legacy products. In addition, continued poor performance and declining number of customers for one of our billing services units resulted in an impairment charge in 2004 of $1,176,000. Approximately $477,000 of this charge was related to the impairment of goodwill associated with one of our billing services business units.

To determine the amount of the impairment charge and implied fair value of goodwill in each year, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities.

Components of intangible assets were as follows (in thousands):

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$984	$(984)	$4,276	$(4,276)
Customer lists	750	(731)	3,989	(3,955)
Other	60	(60)	297	(297)
	$1,794	$(1,775)	$8,562	$(8,528)
Intangible assets not subject to amortization:
Goodwill	$358		$835

Amortization of intangible assets was approximately $15,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively. We expect to recognize approximately $1,000 of amortization expense in the first quarter of 2006 and expect to write off the balance of the intangible assets and goodwill in connection with the sale of our Hawaii based operations in the first quarter of 2006 (Note 12).

NOTE 5—BALANCE SHEET COMPONENTS

Property and equipment net, consisted of the following (in thousands):

	December 31,
	2005	2004
Office and computer equipment	$2,036	$2,022
Furniture and fixtures	140	201
Vehicles	18	20
Leasehold improvements	94	176
	2,288	2,419
Less: accumulated amortization and depreciation	(2,075)	(2,086)
	$213	$333

Depreciation expense was approximately $227,000 and $297,000 for the years ended December 31, 2005 and 2004, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued payroll and related expenses	$292	$626
State and Local taxes payable	294	482
Restructuring, current portion (see Note 2)	62	151
Accrued purchases	178	352
Accrued legal matters	82	129
Other	220	331
	$1,128	$2,071

NOTE 6—DEBT AND LEASE OBLIGATIONS

At December 31, 2005, we had $130,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 6.0% to 7.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2005, we had $52,000 in capital leases that mature from February 2010 to July 2010. At December 31, 2004, we had $320,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $55,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2007. We have subleased some space in our facility in Boulder, Colorado.

Future minimum payments under all debt and lease obligations at December 31, 2005 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2006	$130	$15	$326
2007	—	15	159
2008	—	15	79
2009	—	15	79
2010	—	5	79
2011	—	—	13
Total minimum payments	130	65	$735
Less: interest on capital lease obligations at rates of 10.77% to 11.8%	—	(13)
Less: current maturities	(130)	(10)
Long-term portion	$—	$42

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $117,000 and $46,000 in 2006 and 2007, respectively.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 5,000,000 shares of non-cumulative preferred stock with a par value of $0.001 per share, of which no shares are issued or outstanding at December 31, 2005 or 2004. Each share has the same voting rights as the number of shares of common stock to which it would be converted.

Warrants

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share. Our broker also received warrants to purchase an additional 225,807 shares of our common stock at $1.30 per share and 226,806 shares of our common stock at $1.55 per share as part of their fee arrangement. The fair value of these warrants was estimated to be $2.1 million using a Black-Scholes option pricing model and was recorded to additional paid in capital upon issuance. The warrants were immediately exercisable and expire on March 15, 2010.

In June 2003, we issued warrants to purchase 100,000 shares of our common stock in connection with a consulting arrangement. The fair value of the warrants was estimated to be $33,000 using a Black-Scholes option pricing model and is being amortized to expense over the three-year term of the arrangement.

Private Placement

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combined to purchase 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,269 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received an additional 225,806 warrants at a strike price of $1.30 and 225,807 warrants at a strike price of $1.55 to purchase common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We invested these funds in growing our business with a focus on delivering higher quality service to our customers and expanding the market scope of our products.

Stock Option Plans

Under the Stock Option/Stock Issuance Plan (1998 Plan) the Board of Directors is authorized to grant options to purchase our common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and  not  less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered to VantageMed. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. At December 31, 2005, there were approximately 848,000 shares available for issuance under the 1998 Plan. The number of shares reserved for issuance under the 1998 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the proceeding December 31.

A summary of stock option activity and related information is as follows (in thousands except per share amounts):

	Year Ended December 31,
	2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of period	2,002	$0.67	1,657	$0.75
Granted	842	0.98	682	0.86
Exercises	(583)	0.39	(64)	0.47
Cancelled	(569)	1.05	(273)	1.19
Balance, end of period	1,692	$0.79	2,002	$0.67

The following table summarizes information about our outstanding stock options at December 31, 2005 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	# Options Outstanding	Wtd. Avg. Contractual Life Remaining (Years)	Wtd. Avg. Exercise Price	Vested	Wtd. Avg. Exercise Price
$0.12 - $0.35	228	8.46	$0.26	186	$0.25
$0.40 - $0.47	206	7.13	0.44	147	0.44
$0.55 - $1.00	740	8.90	0.78	267	0.74
$1.18 - $9.60	518	8.91	$1.18	31	2.89
Total	1,692	8.46	$0.79	631	$0.64

The weighted-average grant date fair value of options granted was $0.92 and $0.82  per option during 2005 and 2004, respectively.

NOTE 8—401K SAVINGS PLAN

We maintain a 401(k) Savings Plan (the Plan) under which employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 90 consecutive days of service. Employee contributions are 100% vested at all times. We may make discretionary contributions to the Plan, which vest annually over a six-year period. We made no discretionary contributions to the Plan in 2005 or 2004.

NOTE 9 — INCOME TAXES

No provision for income taxes was recorded in 2005 or 2004 since we generated both book and tax losses. Our provision for (benefit from) income taxes in 2005 and 2004 consisted of (in thousands):

	December 31,
	2005	2004
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—
Deferred:
Federal	$(1,643)	$(643)
State	(137)	(111)
Total deferred	(1,780)	(754)
Change in valuation allowance	1,780	754
Net income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire through 2025. The extent to which these loss carryforwards can be used to offset future taxable income may be limited. The components of our deferred income taxes were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$17,726	$15,769
Accruals and reserves not currently deductible	1,716	2,106
	19,442	17,875
Deferred tax liabilities:
Depreciation	(148)	(361)
	19,294	17,514
Valuation allowance	(19,294)	(17,514)
Net deferred tax asset	$—	$—

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

	Year Ended December 31,
	2005	2004
Expected tax benefit	$(1,455)	$(1,328)
Decrease in income taxes resulting from:
State income benefit	(477)	(400)
Increase in deferred tax asset valuation allowance	3,253	2,734
Nondeductible expenses	(1,321)	(1,006)
Net income tax provision	$—	$—

NOTE 10—LITIGATION AND CONTINGENCIES

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

On March 16, 2004, we filed a notice of arbitration with the American Arbitration Association in Sacramento, California to arbitrate claims against Robert S. Putnam and Duangchan Putnam arising out of their alleged use of trade secrets and other proprietary information obtained while they were employees of VantageMed to unfairly compete with VantageMed after their employment terminated. The claim is for money damages and injunctive relief for several causes of action related to misappropriation of trade secrets, unfair competition and breach of an asset purchase agreement and other contracts. Respondents answered the claim denying the allegations contained therein and asserting various affirmative defenses. The matter was settled in January 2005 and in connection with the settlement, VantageMed agreed to pay the former employees’ legal expenses totaling $27,500. This settlement amount was paid in full in February 2005.

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

In June 2005, a former employee filed a complaint against VantageMed alleging discrimination based on age and gender in connection with his February 2005 termination. VantageMed’s insurer agreed to settle this claim for a total payment of $24,500 plus $9,500 in legal fees which was accrued for in September 2005 and paid in December 2005.

In January 2006, a VantageMed customer, the Carson Medical Group, filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Carson seeks $236,049 in damages. The case was removed to federal court in Nevada and upon motion by VantageMed, transferred to the federal district court in Sacramento. VantageMed has answered the complaint and filed a counterclaim for recovery of the value of uncompensated services provided by VantageMed.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $82,000 and $129,000 at December 31, 2005 and 2004, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before many of the selling general and administrative and other operating costs and by segment we do not currently manage costs below gross margin. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for 2005 and 2004.

NOTE 12—SUBSEQUENT EVENTS / DISCONTINUED OPERATIONS

On February 9, 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that are expected to be earned within the first quarter of 2006. We believe that while providing working capital to VantageMed to use in our ongoing operations, the sale will allow our customers and employees located in Hawaii to benefit from a local experienced management team as well as a company with a local presence in the medical billing and practice management industry. VantageMed expects to receive some additional service and transaction fees on an ongoing basis based on continued RidgeMark usage levels.

The Hawaii operation assets sold included software, certain customer contracts, accounts receivable and other assets as outlined in the Asset Purchase Agreement. The deferred revenue liability associated with amounts invoiced for software maintenance prior to the effective date of the transaction was also sold to TeamPraxis. Medical billing service customers were given a choice to continue with TeamPraxis or to accept VantageMed’s notice of termination effective February 28, 2006. Post termination billing and collection services under these terminated contracts is being provided by TeamPraxis under VantageMed’s direction. Contractual rights and responsibilities transferred to TeamPraxis were made effective for services delivered effective February 9, 2006.

VantageMed’s Hawaii operation had 27 local employees and while it generated approximately $2.8 million of revenues in 2005 revenues, it was not profitable. The following results of operations for the Hawaii operations are reported as results of discontinued operations in the accompanying financial statements (in thousands):

	Year Ended December 31,
	2005	2004
Revenues	$2,794	$2,601
Costs of Sale	2,122	1,552
Gross Margin	672	1,049
Direct and Allocated Operating Costs and Expenses	1,267	1,407
Loss from Discontinued Operations	$(595)	$(358)

Following are the major classes of assets and liabilities that were sold in the February 2006 transaction and the approximate balances as of December 31, 2005 (in thousands):

Accounts Receivable, net	$247
Inventories	16
Fixed Assets	11
Intangible Assets	377
Total Assets	651
Deferred Revenues	232
Total Liabilities	$232

We expect to recognize a gain of approximately $200,000 in the first quarter of 2006 in connection with this transaction.

NOTE 13—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter				Fiscal
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2005:
Total Revenues	$4,354	$3,861	$3,616	$3,464	$15,295
Gross margin	1,514	1,160	1,406	1,477	5,557
Net income (loss)	(1,248)	(1,667)	(1,062)	(303)	(4,280)
Basic and diluted net income (loss) per share	$(0.13)	$(0.12)	$(0.08)	$(0.02)	$(0.31)
2004:
Total Revenues	$5,065	$6,125	$5,869	$5,061	$22,120
Gross margin	2,209	2,632	2,449	1,721	9,011
Net income (loss)(1)	(706)	(28)	(301)	(2,870)	(3,905)
Basic and diluted net income (loss) per share	$(0.08)	$(0.00)	$(0.04)	$(0.35)	$(0.47)

(1)          Includes $1,176,000 for impairment charges in the fourth quarter.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 8, 2004, we (1) dismissed Grant Thornton LLP (Grant Thornton) as our independent accountants responsible for auditing our financial statements and (2) retained Farber Hass Hurley & McEwen, LLP (formerly Hurley & Company or Hurley) as our new independent accountants.

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

During the two most recent fiscal years prior to Grant Thornton’s dismissal, 2002 and 2003, and through November 8, 2004, the date Grant Thornton was dismissed, we did not consult Hurley regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Our executive officers and directors and their ages as of March 17, 2006, are as follows:

Name	Age	Position
Steven Curd	46	Director and Chief Executive Officer
David Philipp	43	Director
Steven E. Simpson	46	Director
David Zabrowski	42	Director
Philip D. Ranger	49	Chief Financial Officer
Richard Altinger	41	Vice President—Marketing and Business Development
Mark Cameron	50	Chief Operating Officer

Steven Curd has served as a director of VantageMed since January 2005 and as Chief Executive Officer since November 2004. Mr. Curd was at Emdeon (formerly Healtheon/WebMD) from 1999 to 2002, and led the company as its Chief Operating Officer during the company’s successful Initial Public Offering and period of rapid growth. From 1995 to 1999 Mr. Curd was at UnitedHealth Group, where he held the title of Chief Information Officer. Prior to that Mr. Curd held the position of Vice President at CIGNA Systems. Earlier in his career, Mr. Curd was in various operations and development roles at American Airlines. Mr. Curd holds a Masters of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelors degree in Physics and Mathematics from William Jewell College.

David M. Philipp was appointed to our Board of Directors on May 13, 2002. Mr. Philipp has more than 17 years of financial management experience in several industries, including technology, financial services and retail. He is currently Chief Financial Officer for Mother Lode Holding Company, a real estate information and mortgage services company with national holdings in title insurance agency, title insurance underwriting and real estate exchange compliance. Mr. Philipp is a member of the Board of Directors of both Mother Lode Holding Company and its affiliate, Westcor Land Title Company, Inc. Prior to joining Mother Lode, Mr. Philipp provided financial management and investment banking services to emerging technology companies and was the Chief Financial Officer of a supply-chain technology company from 1999 to 2001. From 1992 to 1999, Mr. Philipp served as Executive Vice President, CFO and Secretary of First Financial Bancorp (FLLC), a publicly held bank holding company headquartered in Central California. He was a member of the Board of Directors of First Financial Bancorp from 1999 to 2004 and served on its Audit Committee and Compensation Committee. Mr. Philipp holds a Bachelor of Science degree in Business Administration from California State University, Sacramento. Mr. Philipp is Chairman of our Audit Committee and is a member of our Compensation Committee.

Steven E. Simpson was appointed to our Board of Directors on October 8, 2002. Mr. Simpson has more than 17 years of experience in the health care industry, including significant experience in the areas of health care technology and electronic data interchange. Since August 2002, Mr. Simpson has served as the President and Chief Executive Officer of Spheris (previously called Total eMed Corporation). Prior to joining Spheris, Mr. Simpson served as Executive Vice President of Sales and Product Management for WebMD Corporation from April 2001 to August 2002 and as Transaction Services Division President from May 2000 to April 2001. Mr. Simpson served as Chief Operating Officer of Quintiles ENVOY Corporation from July 1999 to May 2000, Chief Sales Marketing Officer from May 1999 to July 1999 and as Senior Vice President Sales and Marketing of Envoy Corporation from November 1998 to May 1999. Prior to joining Envoy, Mr. Simpson served as President and Chief Executive Officer of Health Stat LLC, an occupational health company. Mr. Simpson holds a Bachelor of Arts degree from Mercer University. Mr. Simpson is a member of our Audit Committee.

Dave Zabrowski was appointed to our Board of Directors on June 18, 2002. Mr. Zabrowski’s 19 year career in technology spans diverse experiences covering sales, marketing, R&D, and operations. Since August of 2002, he has served as President and Chief Executive Officer of Neterion (formally S2io, Inc.), a Silicon Valley based company focused on bringing high speed networking technology to computer and storage applications. Mr. Zabrowski spent the previous 16 years with Hewlett Packard where he was a key leader and contributor in businesses ranging from semiconductors to PCs to computer servers, most recently as Vice President and General Manager of Hewlett-Packard’s North American Business PC organization. Mr. Zabrowski holds a Bachelor of Science degree in Electrical Engineering from Purdue University and an MBA from UCLA. Mr. Zabrowski is a member of our Audit and Compensation Committees.

Philip D. Ranger became our Chief Financial Officer in May 2003. Prior to joining VantageMed and from August 2001 to March 2003, Mr. Ranger served as Chief Financial Officer of Diligent Software Systems, a provider of sourcing and contract management software. Prior to Diligent, Mr. Ranger served as Chief Financial Officer at Autovia Corporation from September 2000 to March 2001, Inference Corporation from January 2000 to July 2000 and Ultradata Corporation from December 1995 to May 1998. Mr. Ranger also served as Vice President of Sales at Ultradata Corporation from October 1997 to October 1998.   Mr. Ranger received a Bachelor of Business Administration in Accounting from the University of Texas.

Richard Altinger became our Vice President of Marketing and Business Development in February 2003. Prior to joining VantageMed, Mr. Altinger served as Vice President of Business Development for AdvancedMD (formerly, PerfectPractice.MD) from August 2001 to February 2003 and from December 1998 to July 2000 he served as Vice President of Business Development at Emdeon (formerly WebMD Corporation). Mr. Altinger’s WebMD experience also included directing WebMD’s account management, systems integration and customer support departments from May 1996 to November 1998. Mr. Altinger holds a Bachelor of Science in mechanical engineering and an M.S. in engineering management from Stanford University.

Mark Cameron joined VantageMed as our Chief Information Officer in February 2005 and became our Chief Operating Officer in September 2005. Prior to joining VantageMed, Mr. Cameron was employed by Beech Street Corporation as Chief Information Officer starting in January 2000 and subsequently served as Senior Vice President of Product Development until February 2005. Beech Street is the nation’s largest independently owned Preferred Provider Organization. Prior to Beech Street, Mr. Cameron was Vice President of Production Services for Emdeon (formerly WebMD Corporation) from May 1998 to December 1999 where he was instrumental in developing and growing WebMD’s hosted physician services. From January 1994 to May 1998 Mr. Cameron was a Vice President at Cigna. Mr. Cameron holds a Masters of Business Administration from the University of Dallas and a Bachelor of Science in Computer Science from the University of Tulsa.

The Board has also adopted a Code of Conduct that applies to all of our employees, officers and directors. A link to our Code of Conduct is available on our website at www.vantagemed.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

Item 10. Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the fiscal years ended December 31, 2005, 2004, and 2003 for each of the Named Executive Officers:

Summary Compensation Table

				Long-Term Compensation
Name and Principal Positions	Year	Annual Salary		Securities Underlying Options Granted(#)	All Other Compensation
Steven Curd	2005	$200,000		—	$—
Chief Executive Officer and Director	2004	$33,333	(1)	405,360	$—
Philip D. Ranger	2005	$148,333		25,000	$—
Chief Financial Officer	2004	$147,500		—	$—
	2003	$82,688	(2)	150,000	$—
Rick Altinger	2005	$160,000		75,000
Vice President—Marketing and Business	2004	$167,500		—	$—
Development	2003	$133,333	(3)	100,000	$—
Mark Cameron	2005	$166,667	(4)	275,000	$—
Chief Operating Officer

(1)          Mr. Curd became our Chief Executive Officer in November 2004. On an annual basis, his salary for 2004 would have been $200,000.

(2)          Mr. Ranger became our Chief Financial Officer in May 2003. On an annual basis, his salary for 2003 would have been $140,000. Mr. Ranger’s annual salary was increased to $160,000 effective August 2005.

(3)          Mr. Altinger became our Vice President Marketing and Business Development in February 2003. On an annual basis, his salary for 2003 would have been $160,000.

(4)          Mr. Cameron became our Chief Information Officer in February 2005 and became our Chief Operating Officer in September 2005. On an annual basis, his salary his salary for 2005 would have been $160,000.

Option Grants in Fiscal Years 2005, 2004 and 2003

The following table sets forth option grants for the years ended December 31, 2005, 2004 and 2003 to each of the Named Executive Officers who received options:

					Potential Realizable Value at Assumed Annual Rates of Stock Price
		Number of			Appreciation for
	Fiscal	Shares Underlying	Exercise	Expiration	Option Term
Name	Year End	Options Granted	Price	Date	5%	10%
Steven Curd	2004	405,360	$0.85	11/8/2014	$561,245	$893,690
Philip D. Ranger	2005	25,000	$1.06	2/20/2015	$43,166	$68,734
	2003	150,000	$0.46	5/20/2013	$112,394	$178,968
Rick Altinger	2005	75,000	$1.06	2/20/2015	$129,497	$206,203
	2003	100,000	$0.35	2/25/2013	$57,011	$90,781
Mark Cameron	2005	175,000	$1.06	2/20/2015	$302,160	$481,139
	2005	100,000	$0.67	8/30/2015	$109,136	$173,781

The potential realizable values shown in the above table were calculated based on the term of each option at its time of grant, which is ten years. These values are calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These assumed annual compound rates of stock price appreciation do not represent our estimated or projection of future common stock prices. The fair market value per share exercise prices for each option shown in the above table for 2005, 2004 and 2003 were based upon the closing price of our common stock on the grant date.

Aggregated Option Exercises in Fiscal Year 2005, 2004 and 2003 Option Values

The following table sets forth information concerning option exercises and option holdings for the three year period ended December 31, 2005 with respect to the Named Executive Officers. Except as set forth below, no options or stock appreciation rights were exercised by any such individual during 2005, and no stock appreciation rights were outstanding on December 31, 2005.

	Number of Securities UnderlyingUnexercised Options At Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven Curd	109,785	295,575	—	—
Philip D. Ranger	96,875	78,125	—	—
Rick Altinger	70,830	104,170	7,083	2,917
Mark Cameron	—	275,000	—	—

(1)          Based upon the closing price of our common stock on December 30, 2005 of $0.45 less the exercise price per share.

Employment and Change-In-Control Agreements

Steven Curd.   We have entered into an employment agreement with Mr. Curd pursuant to which we will pay Mr. Curd an annual salary of $200,000, plus an annual bonus of up to $100,000 subject to meeting goals set by our Compensation Committee. We have agreed to issue Mr. Curd an option to purchase 405,360 shares of our common stock, with 25% of such option to vest on the one-year anniversary of the agreement and the balance to vest monthly over the ensuing 36 month period. Twenty-five percent of such option will accelerate upon a change in control that occurs within the first six months of the term of the agreement and 50% of the remaining unvested options will accelerate upon a change in control thereafter. Upon a termination without cause Mr. Curd will receive a severance payment of 12 months salary. We have had no transactions within the last two years in which Mr. Curd has had a direct or indirect material interest.

Richard Altinger.   In February 2003, we entered into an agreement with Mr. Altinger pursuant to which we agreed to provide nine-months severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason.

Philip D. Ranger.   In May 2003, we entered into an agreement with Mr. Ranger pursuant to which we agreed to provide twelve-months severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason.

Mark Cameron.   In September 2005, we entered into an agreement with Mr. Cameron pursuant to which we agreed to provide nine-months severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason.

Equity Compensation Plans

The following table sets forth certain information with respect to the 1998 Stock Option/Stock Issuance Plan and equity compensation plans not approved by security holders as of March 17, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,666,032	$0.78	1,585,649
Equity compensation plans not approved by security holders	2,702,147	$1.38	—

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 17, 2006, except as noted in the footnotes below, by:

•       all persons who are beneficial owners of 5% or more of our common stock;

•       each of our directors and director-nominees;

•       our Chief Executive Officer and the three other most highly compensated executive officers (the Named Executive Officers); and

•       all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned and the percentage of shares beneficially owned are based on 14,239,178 shares of our common stock outstanding as of March 17, 2006.

Name and Address(1)	Number of Shares	Percent Beneficially Owned(2)
Austin W. Marxe and David M. Greenhouse(3)	4,516,128	29.1%
527 Madison Avenue, Suite 2600
New York, NY 10022
S Squared Technology, LLC(4)	2,258,062	15.2%
515 Madison Avenue, Suite 4200
New York, NY 10022
Bruce Galloway(5)	1,016,135	7.1%
c/o Strategic Turnaround Equity Partners, LP
720 Fifth Avenue
New York, NY 10019
Steven Curd(6)	490,719	3.4%
Rick Altinger(7)	291,577	2.0%
David Philipp(8)	162,769	1.1%
Philip D. Ranger(9)	131,720	*
Mark Cameron(10)	92,319	*
Steven E. Simpson(11)	78,326	*
David Zabrowski(12)	78,326	*
Executive officers and directors as a group (7 persons)	1,325,756	8.8%

*                    Less than 1%

(1)          Except as otherwise noted, the address of each person listed on the table is c/o VantageMed, 11060 White Rock Road, Suite 210, Rancho Cordova, California 95670. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

(2)          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 17, 2006, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3)          Includes 1,290,322 shares underlying warrants issued to Special Situations Private Equity Fund, L.P. MG Advisors, L.L.C. (MG) is the general partner of and investment advisor to the Special Situations Private Equity Fund, L.P. Austin W. Marxe, and David M. Greenhouse are the principal owners of MG. Through their control of MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio of securities of the Special Situations Private Equity Fund, L.P.

(4)          Includes 1,258,065 shares of our Common Stock and warrants to purchase an additional 503,224 shares of our Common Stock held by Leaf Investment Partners, L.P. as well as 354,839 shares of our Common Stock and warrants to purchase an additional 141,934 shares of our Common Stock held by Leaf Offshore Investment Fund, Ltd. S Squared Capital, LLC is the general partner for Leaf Investment Partners, L.P., and S Squared Technology Partners, L.P. is the investment manager for Leaf Offshore Investment Fund, Ltd..

(5)          Includes 648,900 shares of our Common Stock over which Mr. Galloway shares investment control. Included in these shares are 418,900 shares of our Common Stock held by Strategic Turnaround Equity Partners, LP (STEP). Galloway Capital Management, LLC is the general partner and investment advisor to STEP. Bruce Galloway and Gary Herman are managing members of Galloway Capital Management, LLC and through their control over Galloway Capital Management, LLC they share voting and investment control of the portfolio of securities of STEP. Also included are 198,000 shares of our Common Stock held by Mr. Galloway’s family and 32,000 shares held by Rexon Galloway Capital Growth, where Mr. Galloway is a 36.3% owner.

(6)          Includes (i) 152,010 shares underlying options granted to Mr. Curd, which are exercisable within 60 days of March 17, 2006 and (ii) 96,774 shares underlying warrants issued to Mr. Curd.

(7)          Includes (i) 101,040 shares underlying options granted to Mr. Altinger, which are exercisable within 60 days of March 17, 2006; (ii) 43,010 shares underlying warrants issued to Altinger Family, LLC for whom Mr. Altinger is a control person; and (iii) 137,527 shares held by the Altinger Family,  LLC.

(8)          Includes (i) 87,500 shares underlying options granted to Mr. Philip, which are exercisable within 60 days of March 17, 2006 and (ii) 21,506 shares underlying warrants issued to Mr. Philip.

(9)          Includes (i) 116,665 shares underlying options granted to Mr. Ranger, which are exercisable within 60 days of March 17, 2006 and (ii) 4,302 shares underlying warrants issued to Mr. Ranger.

(10)   Includes (i) 54,685 shares underlying options granted to Mr. Cameron, which are exercisable within 60 days of March 17, 2006 and (ii) 10,752 shares underlying warrants issued to Mr. Cameron.

(11)   Includes 78,326 shares each underlying options granted to Mr. Simpson and Mr. Zabrowski, which are exercisable within 60 days of March 27, 2006.

Item 12. Certain Relationships and Related Transactions

On March 15, 2005 we entered into a Stock Purchase Agreement  in connection with the completion of a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Special Situations Fund, the lead investor, and S Squared Technology purchased 90 percent of the shares, with members of VantageMed’s management team, including named executive officers Steven Curd, Richard Altinger, Mark Cameron and Philip D. Ranger, and director David Philipp, purchasing an aggregate of 8 percent of the shares. The investors in the transaction also received warrants to purchase an aggregate of 1,075,269 shares of common stock priced at $1.30 per share, and warrants to purchase an aggregate of 1,075,269 shares of common stock priced at $1.55 per share.

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

10.3*	VantageMed’s Amended and Restated 1998 Stock Option/Stock Issuance Plan (previously filed as Exhibit 10.13 to the Form S-1/A filed by VantageMed Corporation on January 13, 2000)
10.4*	Form of Indemnity Agreement entered into by Registrant with each of its officers and directors (previously filed as Exhibit 10.14 to the Form S-1 filed by VantageMed Corporation on November 24, 1999)
10.5*	Employment Agreement dated February 18, 2003, between VantageMed Corporation and Rick Altinger (previously filed as Exhibit 10.26 to the Form 10-KSB filed by VantageMed Corporation on March 28, 2003)
10.6*	Employment Agreement dated May 20, 2003, between VantageMed Corporation and Philip Ranger (previously filed as Exhibit 10.27 to the Form 10-QSB filed by VantageMed Corporation on August 14, 2003)
10.7*	Employment Agreement dated November 8, 2004, between VantageMed Corporation and Steve Curd (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on November 9, 2004)
10.8*

Separation Agreement dated November 30, 2004, between VantageMed Corporation and Richard M. Brooks (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on December 7, 2004)

10.9*

Separation Agreement and Release dated July 11, 2005, between VantageMed Corporation and R. Ernest Chastain (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on July 15, 2005).

10.10*	Employment Agreement dated September 1, 2005, between Vantagemed Corporation and Mark Cameron (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on September 8, 2005).
10.11*	Purchase Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.12*	Registration Rights Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.2 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.13*	Form of VantageMed Corporation Series A Warrant dated March 15, 2005 to Investors. previously filed as Exhibit 10.3 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
10.14*	Form of VantageMed Corporation Series B Warrant dated March 15, 2005 to Investors. previously filed as Exhibit 10.4 to the Form 8-K filed by VantageMed Corporation on March 18, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
24.4	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 30, 2006. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 30, 2006. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed

(b)          Reports on Form 8-K:

On February 15, 2006, we filed a current report on Form 8-K announcing the sale of our Hawaii operation to Team Praxis.

On March 14, 2006, we filed a current report on Form 8-K with our press release reporting our results of operations for the fourth quarter and fiscal year 2005.

Item 14. Principal Accountant Fees and Services

Fees related to all professional services rendered by Grant Thornton and Farber Hass Hurley & McEwen LLP for the fiscal years ended December 31, 2005 and 2004, were as follows:

		2004
	2005	Grant Thornton	Hurley	Total
Audit fees (1)	$74,000	$65,000	$84,000	$149,000
Audit related fees (2)	0	5,500	0	5,500
Tax fees (3)	0	0	0	0
Total fees	$74,000	$70,500	$84,000	$154,500

(1)          Audit fees consist of fees billed for professional services rendered for the audit of the company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that, in 2004, were provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.

(2)          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the company’s consolidated financial statements and are not reported under “audit fees”. This category primarily includes fees related to the audit of our employee benefit plan.

(3)          Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The Audit Committee has reviewed the services provided by Grant Thornton LLP and Farber Hass Hurley & McEwen LLP and the related fees and has determined that the non-audit services provided were compatible with maintaining the independent accountant’s independence. During 2005, 100% of audit and audit-related fees were approved by the Audit Committee prior to services being rendered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 31st day of March 2006.

VANTAGEMED CORPORATION
By:	/s/ PHILIP D. RANGER
Philip D. Ranger Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVE CURD	President and Chief Executive Officer	March 31, 2006
Steve Curd	(Principal Executive Officer)
/s/ DAVID PHILIPP	Director	March 31, 2006
David Philipp
/s/ STEVE SIMPSON	Director	March 31, 2006
Steve Simpson
/s/ DAVE ZABROWSKI	Director	March 31, 2006
Dave Zabrowski