Form 10QSB
period 2006-03-31
VANTAGEMED CORP
filed 2006-05-12
CIK 1099531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Exchange Act). Yes☐  No☒

We had 14,239,178 common shares outstanding at March 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation

PART I

Item 1. Financial Statements

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2006	2005
Revenues:
Software and systems	$501	$957
Customer support	1,571	2,308
Electronic services	852	1,089
Total revenues	2,924	4,354

Cost of revenues:
Software and systems	145	348
Customer support (1)	988	1,745
Electronic services (2)	479	747
Total cost of revenues	1,612	2,840

Total gross margin	1,312	1,514

Operating expenses:
Selling, general and administrative (3)	1,369	2,038
Product development (4)	412	589
Depreciation and amortization	49	67
Stock-based compensation	83	85
Restructuring (benefit)	—	(13)
Total operating expenses	1,913	2,766
Loss from operations	(601)	(1,252)
Other income (expense):
Interest income	7	16
Interest expense and other, net	(31)	(12)
Gain on Sale of Hawaii Operation	235	—
Total other income (expense), net	211	4

Net loss	$(390)	$(1,248)

Basic and diluted net loss per share	$(0.03)	$(0.13)
Weighted-average shares—basic and diluted	14,239	9,326

(1)          Excludes stock-based compensation of $12 and $38 for the three months ended March 31, 2006 and 2005, respectively.

(2)          Excludes stock-based compensation of $1 and $4 for the three months ended March 31, 2006 and 2005, respectively.

(3)          Excludes stock-based compensation of $58 and $30 for the three months ended March 31, 2006 and 2005, respectively.

(4)          Excludes stock-based compensation of $12 and $13 for the three months ended March 31, 2006 and 2005, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$493	$636
Accounts receivable, net of allowance of $257 and $352, respectively	754	1,213
Inventories, net of reserve of $90 and $103, respectively	36	62
Prepaid expenses and other	221	263
Total current assets	1,504	2,174
Property and equipment, net	170	213
Intangibles, net	—	377
Total assets	$1,674	$2,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$103	$140
Accounts payable	1,419	1,543
Accrued liabilities	930	1,128
Customer deposits and deferred revenue	2,888	3,299
Total current liabilities	5,340	6,110
Long-term portion of restructuring reserve, net of current portion	11	22
Long-term debt, net of current portion	40	42
Total liabilities	5,391	6,174

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 14,239,178 shares issued and outstanding	14	14
Additional paid-in capital	77,834	77,751
Accumulated deficit	(81,565)	(81,175)
Total stockholders’ deficit	(3,717)	(3,410)
Total liabilities and stockholders’ deficit	$1,674	$2,764

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(390)	$(1,248)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale	(235)	—
Depreciation and amortization	49	67
Bad debt expense	(42)	79
Stock-based compensation	83	85
Changes in assets and liabilities:
Accounts receivable	360	617
Inventories	10	(95)
Prepaid expenses and other	42	52
Accounts payable and accrued liabilities	(333)	442
Customer deposits and deferred revenue	(239)	(670)
Net cash used for operating activities	(695)	(671)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(20)
Purchase of investments	—	(4,000)
Cash proceeds from sale of Hawaii operation	605	—
Net cash provided by (used for) investing activities	591	(4,020)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Proceeds from sale of stock and warrants, net	—	4,576
Payments on long-term debt	(39)	(144)
Net cash provided by (used for) financing activities	(39)	4,437
Net increase (decrease) in cash and cash equivalents	(143)	(254)
Cash and cash equivalents, beginning of period	636	946
Cash and cash equivalents, end of period	$493	$692

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs) and we hope to distribute product using the VAR distribution channel in the current year. We have developed a customer base of approximately 18,000 physician, anesthesiologist and behavioral health providers nationwide through both acquisitions and internal growth.

Use of estimates and basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or future periods.

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

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. At March 31, 2006 we had cash and cash equivalents totaling $493,000, negative working capital of $3.8 million and a stockholders’ deficit of $3.7 million. In addition, in its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to continue to develop necessary complementary technologies including clinical focused software such as an Electronic Medical Records (EMR) product as well as market acceptance of our existing products. In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should VantageMed be unable to continue as a going concern.

Since our legacy customer migration process was completed in the first quarter of 2005, we have experienced a significant decrease in order activity and revenues. Despite our investing resources in acquiring new RidgeMark customers to supplement this decrease, we have generated insignificant revenues from new customers. Due to our need to balance costs and cash against this opportunity, we have reduced our spending on this process and are currently focusing our operations on customer satisfaction of our RidgeMark customer base, market position of Helper and growth of our Northern Health market niche.

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 174 at March 31, 2005 to 93 at March 31, 2006, additional changes are necessary to improve our financial condition. These additional changes may require further cost reductions.

Also, we may require additional financing which may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our projected operating expenses, current sales forecast and other cash requirements, as well as the receipt of some additional capital or financing, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs through at least March 2007. We are currently evaluating a number of capital, financing and other structural alternatives. There can be no assurance that our plans will succeed.

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

Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. Upon contract execution, we collect a deposit, which can vary from 0% to 50% based on the customer’s credit profile and previous relationship with us, if any. In the event that a customer elects to finance their purchase, we obtain a 10% deposit from the customer and we obtain a copy of the approved lease documents prior to moving forward with the contract. Payments from leasing companies are either received upon contract execution or when the system has been delivered and accepted by the customer. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as customer deposits and included in current liabilities.

We also provide post-contract support under annual maintenance and support agreements as well as other services including electronic claims processing, electronic statement printing, mailing, data processing and other services provided independently from software licensing activities. Annual support agreements are billed annually, semi-annually, quarterly or monthly and all other services are billed as the services are rendered. In accordance with SOP 97-2, software subscription license fees and revenue from annual support agreements are recognized ratably over the contract term. Support fees received in advance of revenue recognition are recorded as deferred revenue. Revenue from all other services is recognized as the services are rendered.

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

Inventories and related reserves

Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of supplies and new computer equipment purchased to fill customer orders. Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old or that are expected to take longer than one year to consume, are reserved and the related charge is recorded as cost of software and systems revenue.

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

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on securities sold are based on the specific identification method. We had no short or long term investments at March 31, 2006 or December 31, 2005.

Concentration of credit risk

As of March 31, 2006 and December 31, 2005, we had cash deposits at financial institutions exceeding federally insured limits totaling $276,703 and $512,822, respectively.

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

The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	March 31, 2006	March 31, 2005
Stock options	1,697	2,506
Warrants to purchase common stock	2,702	2,702

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2006 and 2005, our comprehensive net loss was equal to our net loss.

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123R, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $83,000 and $85,000 in the three months ended March 31, 2006 and 2005, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123R prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts) for March 31, 2005. For the three months ended March 31, 2006, our pro forma net loss equaled our reported net loss:

2005
Net loss, as reported	$(1,248)
Add stock-based compensation expense included in reported net income, net of related tax effects	85
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)
Pro forma net loss	$(1,250)

Basic and diluted loss per share:
As reported	$(0.13)
Pro forma	$(0.13)

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2006 and 2005:

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We adopted the provisions of SFAS No. 154 on January 1, 2006, as required. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

NOTE 2 – RESTRUCTURING ACTIVITIES:

In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. The components of our first quarter 2005 restructuring provision and activity in the reserve for the first quarters of 2006 and 2005 are as follows (in thousands):

Leased Facilities
December 31, 2005 balance	$84
Cash Payments	(29)
March 31, 2006 balance	$55

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	$162

NOTE 3 – SALE OF HAWAII OPERATION

On February 9, 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006. We believe that while providing us with working capital, the sale allowed our customers and employees located in Hawaii to benefit from a local experienced management team as well as a company with a local presence in the medical billing and practice management industry. VantageMed expects to receive some additional service and transaction fees from the buyer on an ongoing basis based on continued RidgeMark usage levels. We do not expect these fees to be significant.

The assets sold included software, certain customer contracts, accounts receivable and other assets as outlined in the Asset Purchase Agreement. The deferred revenue liability associated with amounts invoiced for software maintenance prior to the effective date of the transaction was also sold to TeamPraxis. Medical billing service customers were given a choice to continue with TeamPraxis or to accept VantageMed’s notice of termination effective February 28, 2006. Post termination billing and collection services under these terminated contracts is being provided by TeamPraxis under VantageMed’s direction. Contractual rights and responsibilities transferred to TeamPraxis were made effective for services delivered effective February 9, 2006.

VantageMed’s Hawaii operation had 27 local employees and while it generated approximately $2.8 million of revenues in 2005 revenues, it was not profitable. The following results of operations for the Hawaii operation are included in the accompanying consolidated condensed financial statements (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$250	$752
Costs of Sale	213	541
Gross Margin	37	211
Direct and Allocated Operating Costs and Expenses	183	545
Loss from Operations	$(146)	$(334)

Following are the major classes of assets and liabilities that were sold in the February 2006 transaction (in thousands):

Accounts Receivable, net	$141
Inventories, net	16
Fixed Assets, net	9
Intangible Assets, net	376
Total Assets	542

Deferred Revenues	197
Total Liabilities	$197

We recognized a gain of $235,000 in the first quarter of 2006 in connection with this transaction.

NOTE 4– BALANCE SHEET COMPONENTS

Throughout 2005 we wrote off the value of certain intangible assets as the sunset process associated with each of the legacy technology products was completed. There was no impact to our statement of operations as the net book value of these assets was zero. The balance of the intangible assets and goodwill were written off in connection with the sale of our Hawaii based operations in the first quarter of 2006 (Note 3).

Components of intangible assets were as follows as of December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$984	$(984)
Customer lists	750	(731)
Other	60	(60)
	$1,794	$(1,775)
Intangible assets not subject to amortization:
Goodwill	$358

Amortization of intangible assets was approximately $1,000 and $7,000 for the quarters ended March 31, 2006 and 2005, respectively.

Property and equipment net, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Office and computer equipment	$1,636	$2,036
Furniture and fixtures	138	140
Vehicles	—	18
Leasehold improvements	91	94
	1,865	2,288
Less: accumulated amortization and depreciation	(1,695)	(2,075)
	$170	$213

Depreciation expense was approximately $48,000 and $60,000, for the three month periods ended March 31, 2006 and 2005 respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Accrued payroll and related expenses	$248	$292
State and Local taxes payable	266	294
Restructuring, current portion (see Note 2)	44	62
Accrued purchases	87	178
Accrued legal matters	79	82
Other	206	220
	$930	$1,128

In February 2006, we entered into an arrangement with a vendor that provides for the deferral of certain payable balances in exchange for our agreement to use their services on an exclusive basis. We expect to build the deferred balance through September 2006 and will repay the balance over the course of approximately 30 months beginning in October 2006. At March 31, 2006, the deferred balance of $56,000 is included in accrued liabilities.

NOTE 5 – PRIVATE PLACEMENT OF COMMON STOCK

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

NOTE 6 – LITIGATION AND CONTINGENCIES

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

In January 2006, a VantageMed customer filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The customer seeks $236,049 in damages. The case was removed to Federal court in Nevada and upon motion by VantageMed, transferred to the Federal district court in Sacramento. VantageMed has answered the complaint and filed a counterclaim for recovery of the value of uncompensated services provided by VantageMed.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $79,000 and $82,000 at March 31, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

NOTE 7 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for the three months ended March 31, 2006 and 2005.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-QSB and is designed to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is comprised of:

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

Introduction

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our Core software products including RidgeMark, Northern Health Anesthesia, Therapist Helper and ChartKeeper as well as our SecureConnect electronic transaction services. VantageMed is dedicated to providing these cost effective, easy to use solutions that empower healthcare providers and their staff with the tools and data they need to improve productivity and reimbursements. We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs) and we hope to begin distributing product using the VAR distribution channel in the current year.

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth. In 2003 through 2005, we focused on migrating our customers that were using our legacy technology products (products that we were supporting in 2004 and earlier but no longer actively selling or supporting) to our Windows-based products and services. The process of discontinuing support of, or sunsetting, these legacy technology products was substantially completed during the first quarter of 2005 and as this process concluded, we experienced a significant decline in order activity. Throughout 2003 and 2004, we initiated various restructuring plans that included an evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of our workforce. Throughout 2005 we implemented numerous cost cutting measures including a reduction in our staffing levels from 174 at the end of March 2005 to 93 at the end of March 2006. We have made a number of investments to enhance our products and improve the quality of our customer support. We have also made significant investments in sales and marketing efforts which have not yet resulted in increased sales. We are currently focusing our operations on improving customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customers, and growing our market share with new sales of our Northern Health product. See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 5 to condensed consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

On February 9, 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006. We expect to receive some additional service and transaction fees from the buyer on an ongoing basis based on continued RidgeMark usage levels; however we do not expect these fees to be significant. See Note 3 to our Consolidated Condensed Financial Statements included in this Form 10-QSB.

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

•                  Electronic services. These revenues are derived from supporting electronic transactions initiated by our customers including insurance claim processing, claim scrubbing, eligibility, electronic remittance advice and electronic patient statement printing and mailing. We consider these revenues to be recurring in nature.

Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) represent a significant portion of our total revenues and we believe that this will continue. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix. Recurring revenues derived from sales of software and hardware maintenance contracts and electronic transactions associated with our Core product group have increased 5.3% from $1.8 million, or 42.3% of total revenues, in the first quarter of 2005 to $1.9 million, or 66.2% of total revenues, in the first quarter of 2006.

	Three Months Ended March 31,
	2006	2005
Recurring (non-GAAP)	$2,254	$3,052
Non-recurring (non-GAAP)	670	1,302
Total revenues (GAAP)	$2,924	$4,354

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenues:
Software and systems	17.1%	22.0%
Customer support	53.7	53.0
Electronic services	29.2	25.0
Total revenues	100.0	100.0
Cost of revenues:
Software and systems	5.0	8.0
Customer support	33.8	40.1
Electronic services	16.3	17.2
Total cost of revenues	55.1	65.2
Total gross margin	44.9	34.8
Operating expenses:
Selling, general and administrative	46.8	46.8
Product development	14.1	13.5
Depreciation and amortization	1.7	1.5
Stock-based compensation	2.8	2.0
Restructuring	—	(0.3)
Total operating expenses	65.4	63.5
Loss from operations	(20.5)	(28.8)
Interest and other income (expense), net	7.2	0.1
Net loss	(13.3)%	(28.7)%

Results of Operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues. Total revenues for the three month period ended March 31, 2006 were $2.9 million compared to $4.4 million for the three months ended March 31, 2005, a decrease of $1.4 million, or 32.8%. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $632,000, or 48.5%, from 1.3 million for the three months ended March 31, 2005 to $670,000 for the three months ended March 31, 2005. This decrease was largely due to our selling and installing fewer RidgeMark systems during the first quarter of 2006 compared to the first quarter of 2005 when our legacy product migration process was concluding. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $798,000, or 26.1%. from $3.1 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy, or outdated technology, products which we stopped supporting at various dates beginning in 2004 and ending with March 31, 2005. Our recurring and non-recurring revenues were also impacted by the sale of our Hawaii operation. Approximately $502,000 of the $1.4 million decrease between March 31, 2005 and 2006 was attributed to customers located in Hawaii and sold to Team Praxis.

Software and Systems. Software and systems revenues decreased $456,000, or 47.6%, from $957,000 to $501,000 for the three months ended March 31, 2005 to 2006, respectively. The decrease in software and systems revenues was largely due to our installing fewer RidgeMark systems during the first quarter of 2006 compared to the first quarter of 2005.

Customer Support. Customer support revenues decreased $737,000, or 31.9% from $2.3 million for the three months ended March 31, 2005 to $1.6 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005, as well as the sale of our Hawaii operation.

Electronic Services. Electronic services revenues decreased $237,000, or 21.8% from $1.1 million for the three months ended March 31, 2005 to $852,000 for the three months ended March 31, 2006. This decrease was primarily due to a decrease in electronic services revenues from our Legacy products as well as the sale of our Hawaii operation. The decreases from our Legacy and Hawaii customers were offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $1.2 million, or 43.2%, from $2.8 million to $1.6 million for the three months ended March 31, 2005 and 2006, respectively. Gross margin (total revenues less cost of revenues divided by total revenues) increased from 34.8% to 44.9%. The improvement in our gross margin was primarily the result of a reduction in costs associated with processing electronic transactions as well as reduced labor costs associated with installing and supporting our products. While we expect a positive ongoing impact from the reduction in costs associated with processing electronic transactions, we also recorded a one time benefit associated with these cost reductions in the first quarter of 2006 of approximately $40,000.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $203,000, or 58.3%, from $348,000 to $145,000 for the three months ended March 31, 2005 and 2006, respectively. Gross margin on software and systems improved slightly from 63.6% to 71.1% due to a high percentage of our sales being follow-on orders to existing customers as opposed to Legacy migration orders in which our Legacy customers received a significant discount off of the sales price of our RidgeMark Practice Management Software as part of our Great Exchange marketing campaign.

Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $757,000, or 43.4%, from $1.7 million to $988,000 for the three months ended March 31, 2005 and 2006, respectively. Gross margin on customer support increased from 24.4% to 37.1% in 2006. The decrease in customer support cost and increase in margin is primarily the result of our reducing staffing levels as well as the use of contract labor in the first quarter of 2006.

Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $268,000, or 35.9%, from $747,000 to $479,000 for the three months ended March 31, 2006 to 2005, respectively. Gross margin on electronic services improved from 31.4% to 43.8%. In the first quarter of 2006, we renegotiated a contract with a third party electronic services vendor which resulted in lower transaction costs to us. In addition, we recognized a one time benefit in the first quarter of 2006 of approximately $40,000 in connection with this agreement. Excluding the impact of this one time benefit, gross margin on electronic services would have improved from 31.4% to 39.1%.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance. SG&A expenses decreased $669,000, or 32.8%, from $2.0 million, or 46.8% of revenues, to $1.4 million, or 46.8% of revenues, for the three months ended March 31, 2005 and 2006, respectively. The decrease in SG&A expense was primarily related to a reduction in selling costs consistent with the decrease in revenues as well as headcount reductions. The decrease was also affected by decreases in bad debt expense, office rent and the impact of several other cost cutting measures implemented throughout 2005 and the first quarter of 2006.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $177,000, or 30.1%, from $589,000, or 13.5% of revenues to $412,000, or 14.1% of revenues, for the three months ended March 31, 2005 and 2006, respectively. This decrease was primarily due to a decrease in staffing levels as well as contract labor costs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $12,000, or 20.0%, from the three months ended March 31, 2005 to 2006, primarily due to certain fixed assets that became fully depreciated during 2005. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $6,000, or 85.7%, for the three months ended March 31, 2006 to 2005, primarily due to the write off of all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006.

Restructuring. In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. The components of our first quarter 2005 restructuring provision and activity in the reserve for the first quarter of 2005 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	$162

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $83,000 and $85,000 for the three months ended March 31, 2006 and 2005, respectively. This expense is associated with options we have granted to employees, directors and executives since 2003 and through the first quarter of 2006 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Gain on Sale of Hawaii Operation. In the first quarter of 2006, we completed the sale of our Hawaii operation and related assets including software, certain customer contracts, accounts receivable and other assets as well as the deferred revenue liability associated with these customers. We recognized a $235,000 gain and received $605,000 of cash in connection with the sale. The cash we received included $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006. We expect to receive some additional service and transaction fees from the buyer on an ongoing basis based on continued RidgeMark usage levels; however we do not expect these fees to be significant.

Interest and Other Income (Expense), Net. Interest income decreased $9,000 from the three months ended March 31, 2005 to 2006 and interest expense and other, net increased $19,000 from the three months ended March 31, 2005 to 2006.

Income Taxes. We did not record a provision for income taxes in the first quarters of 2006 or 2005, as we did not generate book or taxable income. At March 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition. We enter into license agreements with customers that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. In accordance with SOP 97-2, revenue from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

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

Income taxes. We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of March 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an initial public offering in 2000. Approximately 82% of the consideration paid for our acquisitions (all of which occurred prior to our initial public offering) was paid with our stock or stock options. The balance of the consideration was promissory notes and cash.

Net cash used for operating activities was $695,000 for the three months ended March 31, 2006 compared to $671,000 for the three months ended March 31, 2005. In the first quarter of 2006, a decrease in accounts receivable contributed $360,000 in cash resulting from collection activities and the sale of our Hawaii operation. A decrease in accounts payable and accrued liabilities of $333,000 and a decrease in deferred revenues and customer deposits of $239,000 used cash during the 2006 period. Our net loss for the first quarter of 2005 of $1.2 million was the primary factor behind our cash usage. Also in the first quarter of 2005, a decrease in accounts receivable provided cash of $617,000 and an increase in accounts payable and accruals provided cash of $442,000. A decrease in deferred revenues and customer deposits in the first quarter of 2005 used cash of $670,000.

Investing activities provided cash of $605,000 in the three months ended March 31, 2006 relating to the sale of our Hawaii operation. During the first quarter of 2005, we used $4.0 million of cash to purchase investments with the funds received from our March 2005 private placement.

Financing activities used cash of $39,000 for the three months ended March 31, 2006 for payments on debt. Financing activities provided cash of $4.4 million for the three months ended March 31, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $144,000 for payments on debt.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 5 to our condensed consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,075,267 shares of common stock priced at $1.30 per share, and warrants to purchase 1,075,267 shares of common stock priced at $1.55 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 451,613 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

At March 31, 2006, we had $493,000 of cash and cash equivalents, had negative working capital of $3.8 million and we used $695,000 of cash in our operations for the three months ended March 31, 2006. We also had a deficit in stockholder’s equity. We have taken a number of steps designed to improve future operations and reduce our operating costs including reorganizations, management changes, fund raising and the enhancement of our sales and marketing functions. In addition, we have reduced our headcount from 174 at March 31, 2005 to 93 at March 31, 2006. Although we believe these steps have had a positive impact on our operations, they have not resulted in our achieving positive operating cash flow or profitability. Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the second quarter of 2006. To date, we have not been successful in our pursuit of new customers despite our efforts. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche.

In February 2006, we completed of the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with service and transaction fees which were earned during the first quarter of 2006.

In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. Considering our projected operating expenses, current sales forecast and other cash requirements, as well as the receipt of some additional capital or financing, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs through at least March 31, 2007. We are currently evaluating a number of capital, financing and other structural alternatives. However, there can be no assurances that our plans will succeed and sustained long term profitability will depend on our ability to significantly increase our sales volumes. We may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited without a substantial increase in sales. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

In its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those discussed below under the caption “Forward-Looking Statements and Risk Factors – Risks Associated With Our Business.”

Debt and Lease Obligations

At March 31, 2006, we had $93,000 in debt issued in connection with one of our acquisitions as well as our financing of an annual insurance premium. The interest rate on these notes was 7.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At March 31, 2006, we had $50,000 in capital leases that mature from February 2010 to July 2010. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2005, we had $130,000 in assumed debt and financed insurance premiums and $52,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2011. We have subleased some space in our facility in Boulder, Colorado.

Our other contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2005 as described in our most recent Form 10-KSB.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We adopted the provisions of SFAS No. 154 on January 1, 2006, as required. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

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

Risks Associated with our Business

We Have Received a “Going Concern” Opinion from Our Registered Independent Public Accounting Firm, We Have a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders’ Investment

We incurred a net loss of $390,000 for the first three months of 2006 and a loss of $4.3 million for the year ended December 31, 2005 and as of March 31, 2006 our accumulated deficit was $81.6 million. Our condensed consolidated financial statements for the three months ended March 31, 2006 have been prepared on a “going concern” basis; however, in its report dated February 22, 2006 regarding our 2005 financial statements, our registered independent public accounting firm referred to substantial doubt about the Company’s ability to continue as a going concern as a result of our recurring losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those disclosed in the risk factors below, but in the near-term will depend primarily on our ability to (i) increase sales of our core Windows-based products to new customers and (ii) restructure our operations to match our sales volumes. We cannot assure you that these plans will succeed or that we will ever become profitable.

If We Fail To Generate New Sales Of Our Windows-Based Products, We May Not Be Able To Sustain Our Recurring Revenues And We May Be Unable To Achieve Or Sustain Revenue Growth, Profitability or Positive Cash Flow

Our financial success depends upon our ability to generate revenues by selling our products to new and existing customers. Loss of our existing customers to competition, the loss of the associated recurring revenues and the cost of obtaining new customers, as well as the failure to generate new system sales would have a significant impact on our ability to achieve profitability or positive cash flow in the near term or at all.

We have recently strengthened our sales team by adding some highly experienced and well-known account executives; however, there can be no guarantee that our sales team will become productive in the near term or at all.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At March 31, 2006, we had $493,000 of cash and cash equivalents and had negative working capital of $3.8 million. We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

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

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Profitability or Positive Cash Flow; Our Cost Reduction Efforts Have Strained Our Resources

Since 2003 and through the first quarter of 2006, we have experienced significant fluctuations in the volume of order activity received which has put a significant strain on our resources, including cash. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our current levels of order activity and our current customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability or Positive Cash Flow

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of March 31, 2006, our accumulated deficit was $81.6 million. Our business strategies may not be successful and we may not be able to achieve revenue growth, profitability or positive cash flow.

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

Fluctuations In Our Quarterly Operating Results May Cause Volatility Or Decline In The Market Price Of Our Common Stock

It is possible that our revenues and operating results may fall below the expectations of securities analysts or investors in future quarters and years. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including: changes in customer demand for our applications and services; entry into new healthcare markets; introduction of new products and service offerings and reductions in prices of products by our competitors; delays in development and other quality factors and changes within the healthcare industry.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2006, a VantageMed customer filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The customer seeks $236,049 in damages. The case was removed to Federal court in Nevada and upon motion by VantageMed, transferred to the Federal district court in Sacramento. VantageMed has answered the complaint and filed a counterclaim for recovery of the value of uncompensated services provided by VantageMed.

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $79,000 and $82,000 at March 31, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1                           Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2006. Filed herewith.

31.2                           Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2006. Filed herewith.

32.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On April 27, 2006, we filed a current report on Form 8-K announcing the promotion of our Corporate Controller to Chief Financial Officer and the departure of our former Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2006.

VantageMed Corporation

By:	/s/ Liesel Loesch
Liesel Loesch
Chief Financial Officer