Form 10QSB
period 2006-06-30
VANTAGEMED CORP
filed 2006-08-11
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From _____ to
Commission File Number 000-29367
___________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒
___________

We had 15,358,745 common shares outstanding at June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VantageMed Corporation

PART I
Item 1. Financial Statements
VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software and systems	$360	$789	$861	$1,746
Customer support	1,326	2,040	2,897	4,348
Electronic services	870	1,032	1,722	2,121
Total revenues	2,556	3,861	5,480	8,215

Cost of revenues:
Software and systems	50	292	195	640
Customer support (1)	711	1,728	1,699	3,473
Electronic services (2)	526	681	1,005	1,428
Total cost of revenues	1,287	2,701	2,899	5,541

Total gross margin	1,269	1,160	2,581	2,674

Operating expenses:
Selling, general and administrative (3)	1,179	2,058	2,548	4,096
Product development (4)	379	635	791	1,224
Depreciation and amortization	38	61	87	128
Stock-based compensation	147	76	230	161
Restructuring (benefit)	-	-	-	(13)
Total operating expenses	1,743	2,830	3,656	5,596
Loss from operations	(474)	(1,670)	(1,075)	(2,922)
Other income (expense):
Interest income	12	24	19	40
Interest expense and other, net	(44)	(21)	(75)	(33)
Gain on Sale of Hawaii Operation	-	-	235	-
Total other income (expense), net	(32)	3	179	7

Net loss	$(506)	$(1,667)	$(896)	$(2,915)

Basic and diluted net loss per share	$(0.03)	$(0.12)	$(0.06)	$(0.21)
Weighted-average shares-basic and diluted	14,702	13,505	14,371	13,741

(1)
Excludes stock-based compensation of $12,000 and $24,000 for the three and six months ended June 30, 2006, respectively. Excludes stock-based compensation of $14,000 and $30,000 for the three and six months ended June 30, 2005, respectively.

(2)	Excludes stock-based compensation of $2,000 and $3,000 for the three and six months ended June 30, 2006, respectively.
(3)
Excludes stock-based compensation of $120,000 and $178,000 for the three and six months ended June 30, 2006, respectively. Excludes stock-based compensation of $61,000 and $128,000 for the three and six months ended June 30, 2005, respectively.

(4)
Excludes stock-based compensation of $13,000 and $25,000 for the three and six months ended June 30, 2006, respectively. Excludes stock-based compensation of $1,000 and $3,000 for the three and six months ended June 30, 2005, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$578	$636
Accounts receivable, net of allowance of $213 and $352, respectively	614	1,213
Inventories, net of reserve of $81 and $103, respectively	40	62
Prepaid expenses and other	260	263
Total current assets	1,492	2,174
Property and equipment, net	145	213
Intangibles, net	-	377
Total assets	$1,637	$2,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$172	$140
Accounts payable	1,204	1,543
Accrued liabilities	982	1,128
Customer deposits and deferred revenue	2,816	3,299
Total current liabilities	5,174	6,110
Long-term portion of restructuring reserve, net of current portion	-	22
Long-term debt, net of current portion	37	42
Total liabilities	5,211	6,174
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized; 15,358,745 shares issued and outstanding at June 30, 2006 and 14,239,178 shares issued and outstanding at December 31, 2005	15	14
Additional paid-in capital	78,482	77,751
Accumulated deficit	(82,071)	(81,175)
Total stockholders’ deficit	(3,574)	(3,410)
Total liabilities and stockholders’ deficit	$1,637	$2,764

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(896)	$(2,915)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale	(235)	-
Depreciation and amortization	87	128
Bad debt expense	(57)	118
Stock-based compensation	230	161
Changes in assets and liabilities:
Accounts receivable	515	565
Inventories	6	(25)
Prepaid expenses and other	106	159
Accounts payable and accrued liabilities	(507)	(676)
Customer deposits and deferred revenue	(311)	(653)
Net cash used for operating activities	(1,062)	(3,138)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(46)
Proceeds from sale of investments	-	2,231
Purchase of investments	-	(4,000)
Cash proceeds from sale of Hawaii operation	605	-
Net cash provided by (used for) investing activities	578	(1,815)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	137
Proceeds from sale of stock and warrants, net	500	4,576
Payments on long-term debt	(76)	(303)
Net cash provided by (used for) financing activities	426	4,410
Net increase (decrease) in cash and cash equivalents	(58)	(543)
Cash and cash equivalents, beginning of period	636	946
Cash and cash equivalents, end of period	$578	$403

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs) and we hope to distribute product using the VAR distribution channel in future periods. We have developed a customer base of approximately 18,000 physician, anesthesiologist and behavioral health providers nationwide through both acquisitions and internal growth.

Use of estimates and basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or future periods.

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

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. At June 30, 2006 we had cash and cash equivalents totaling $578,000, negative working capital of $3.7 million and a stockholders’ deficit of $3.6 million. In addition, in its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to continue to develop or acquire necessary complementary technologies including clinical focused software such as an Electronic Medical Records (EMR) product as well as market acceptance of our existing products. In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should VantageMed be unable to continue as a going concern.

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

While we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 130 at December 31, 2005 to 89 at June 30, 2006, additional changes are necessary to improve our financial condition. These additional changes may require further cost reductions.

Also, we may require additional financing which may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our projected operating expenses, current sales forecast and other cash requirements, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs through at least June 2007. We are currently evaluating a number of capital, financing and other structural alternatives. There can be no assurance that our plans will succeed.

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

Multiple element arrangements generally include a proprietary software license, third-party software, hardware, and implementation, training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not yet being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. Upon contract execution, we collect a deposit, which normally varies from 50% to 100% based on the type of product or service being purchased, the customer’s credit profile and previous relationship with us, if any. In the event that a customer elects to finance their purchase, we obtain a 10% deposit from the customer and we obtain a copy of the approved lease documents prior to moving forward with the contract. Payments from leasing companies are either received upon contract execution or when the system has been delivered and accepted by the customer. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as customer deposits and included in current liabilities.

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

Goodwill

We evaluate the carrying value of goodwill annually in accordance with SFAS No. 142. The annual impairment review required by SFAS 142 involves a two-step process as follows:

Step 1 - Compare the fair value of each reporting unit to the carrying value, including goodwill, of each of the reporting units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, Step 2 is performed. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 - Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. Compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

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

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on securities sold are based on the specific identification method. We had no short or long term investments at June 30, 2006 or December 31, 2005.

Concentration of credit risk

As of June 30, 2006 and December 31, 2005, we had cash deposits at financial institutions exceeding federally insured limits totaling $589,538 and $512,822, respectively.

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

The following table summarizes securities outstanding as of each period end that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	June 30,	June 30,
	2006	2005
Stock options	2,480	2,106
Warrants to purchase common stock	4,575	2,702

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130,”Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2006 and 2005, our comprehensive net loss was equal to our net loss.

Stock-based compensation

Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 123R, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $147,000 and $230,000 in the three and six months ended June 30, 2006, respectively and $76,000 and $161,000 in the three and six months ended June 30, 2005, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123R prior to January 1, 2003, our pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(506)	$(1,667)	$(896)	$(2,915)
Add stock-based compensation expense included in reported net income, net of related tax effects	147	76	230	161
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(148)	(79)	(231)	(167)
Pro forma net loss	$(507)	$(1,670)	$(897)	$(2,921)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.12)	$(0.06)	$(0.21)
Pro forma	$(0.03)	$(0.12)	$(0.06)	$(0.21)

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

NOTE 2 - RESTRUCTURING ACTIVITIES:

In the first six months of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. The components of our restructuring provision and activity in the reserve for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

Leased Facilities
December 31, 2005 balance	$84
Cash Payments	(29)
March 31, 2006 balance	$55
Cash Payments	(10)
June 30, 2006 balance	$45

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	$162
Cash payments	(23)
June 30, 2005 balance	$139

NOTE 3 - SALE OF HAWAII OPERATION

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

VantageMed’s Hawaii operation had 27 local employees and while it generated approximately $2.8 million of revenues in 2005 revenues, it was not profitable. The following results of operations for the Hawaii operation are included in the accompanying consolidated condensed financial statements (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
Revenues	$790	$250	$1,542
Costs of Sale	618	213	1,159
Gross Margin	172	37	383
Direct and Allocated Operating Costs and Expenses	151	183	696
Income (Loss) from Operations	$21	$(146)	$(313)

Following are the major classes of assets and liabilities that were sold in the February 2006 transaction (in thousands):

Accounts Receivable, net	$141
Inventories, net	16
Fixed Assets, net	9
Intangible Assets, net	376
Total Assets	542

Deferred Revenues	197
Total Liabilities	$197

We recognized a gain of $235,000 in the first quarter of 2006 in connection with this transaction.

NOTE 4- BALANCE SHEET COMPONENTS

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

Amortization of intangible assets was approximately $1,000 for the six months ended June 30, 2006, and was approximately $7,000 and $10,000 for the three and six months ended June 30, 2005, respectively.

Property and equipment net, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Office and computer equipment	$1,650	$2,036
Furniture and fixtures	138	140
Vehicles	-	18
Leasehold improvements	91	94
	1,879	2,288
Less: accumulated amortization and depreciation	(1,734)	(2,075)
	$145	$213

Depreciation expense was approximately $38,000 and $86,000 for the three and six months ended June 30, 2006, respectively, and was approximately $58,000 and $118,000 for the three and six months ended June 30, 2005, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Accrued payroll and related expenses	$201	$292
State and Local taxes payable	261	294
Restructuring, current portion (see Note 2)	45	62
Accrued purchases	81	178
Accrued legal matters	115	82
Other	279	220
	$982	$1,128

In February 2006, we entered into an arrangement with a vendor that provides for the deferral of certain payable balances in exchange for our agreement to use their services on an exclusive basis. We expect to build the deferred balance through September 2006 and will repay the balance over the course of approximately 30 months beginning in October 2006. At June 30, 2006, the deferred balance of $99,000 is included in accrued liabilities.

NOTE 5 - PRIVATE PLACEMENT OF COMMON STOCK

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 487,358 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

NOTE 6 - LITIGATION AND CONTINGENCIES

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

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $115,000 and $82,000 at June 30, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before selling general and administrative and other operating costs and do not manage costs below margin by segment. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for the three and six months ended June 30, 2006 and 2005.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

        This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Risk Factors," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by VantageMed Corporation in this report and in our other reports filed with the SEC, and available on its website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

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

•
Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of June 30, 2006.

•
Forward Looking Statements and Risk Factors. This section describes circumstances or events that could have a negative effect on our financial results or operations that could change, for the worse, existing trends in our business. The factors discussed in this section are divided into two categories - risks associated with our business and risks associated with our industry.

Introduction

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our Core software products including RidgeMark, Northern Health Anesthesia, Therapist Helper and ChartKeeper as well as our SecureConnect electronic transaction services. VantageMed is dedicated to providing these cost effective, easy to use solutions that empower healthcare providers and their staff with the tools and data they need to improve productivity and reimbursements. We have built a national customer presence by acquiring established regional healthcare practice management systems companies to sell and support our Windows-based software and services. In 2005 and 2006 we established numerous relationships with Value Added Resellers (VARs) and we hope to begin distributing product using the VAR distribution channel in future periods.

We have developed a customer base of approximately 18,000 physician and behavioral health providers nationwide through both acquisitions and internal growth. In 2003 through 2005, we focused on migrating our customers that were using our legacy technology products (products that we were supporting in 2004 and earlier but no longer actively selling or supporting) to our Windows-based products and services. The process of discontinuing support of, or sunsetting, these legacy technology products was substantially completed during the first quarter of 2005 and as this process concluded, we experienced a significant decline in order activity. Throughout 2003 and 2004, we initiated various restructuring plans that included an evaluation of our product development initiatives, consolidation of certain operating facilities and a reduction of our workforce. Throughout 2005 we implemented numerous cost cutting measures including a reduction in our staffing levels from 174 at the end of March 2005 to 89 at the end of June 2006. We have made a number of investments to enhance our products and improve the quality of our customer support. We have also made significant investments in sales and marketing efforts which have not yet resulted in increased sales. We are currently focusing our operations on improving customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customers, and growing our market share with new sales of our Northern Health product. See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 5 to condensed consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

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

Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) represent a significant portion of our total revenues and we believe that this will continue. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix. Recurring revenues derived from sales of software and hardware maintenance contracts and electronic transactions associated with our Core product group have increased 5.4% from $3.7 million in the first six months of 2005 to $3.9 million in the first six months of 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Recurring (non-GAAP)	$2,120	$2,820	$4,374	$5,872
Non-recurring (non-GAAP)	436	1,041	1,106	2,343
Total revenues (GAAP)	$2,556	$3,861	$5,480	$8,215

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2006	2005	2006	2005
Software and systems	14.1%	20.4%	15.7%	21.3%
Customer support	51.9	52.8	52.9	52.9
Electronic services	34.0	26.8	31.4	25.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	2.0	7.6	3.6	7.8
Customer support	27.8	44.8	31.0	42.3
Electronic services	20.6	17.6	18.3	17.3
Total cost of revenues	50.4	70.0	52.9	67.4
Total gross margin	49.6	30.0	47.1	32.6
Operating expenses:
Selling, general and administrative	46.1	53.3	46.5	49.9
Product development	14.8	16.4	14.4	14.9
Depreciation and amortization	1.5	1.6	1.6	1.6
Stock-based compensation	5.7	2.0	4.2	2.0
Restructuring	-	-	-	(0.2)
Total operating expenses	68.1	73.3	66.7	68.2
Loss from operations	(18.5)	(43.3)	(19.6)	(35.6)
Interest and other income (expense), net	(1.3)	0.1	(3.2)	0.1
Net loss	(19.8)%	(43.2)%	(16.4)%	(35.5)%

Results of Operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues. Total revenues for the three month period ended June 30, 2006 were $2.6 million compared to $3.9 million for the three months ended June 30, 2005, a decrease of $1.3 million, or 33.8%. Approximately $790,000 of the $1.3 million decrease between June 30, 2005 and 2006 was attributed to customers located in Hawaii and sold to Team Praxis. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $605,000, or 58.1%, from $1.0 million for the three months ended June 30, 2005 to $436,000 for the three months ended June 30, 2006. This decrease was largely due to our selling and installing fewer RidgeMark systems during the second quarter of 2006 compared to 2005 when our legacy product migration process was concluding. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $700,000, or 24.8%. from $2.8 million for the three months ended June 30, 2005 to $2.1 million for the three months ended June 30, 2006. This decrease was primarily due to the sale of our Hawaii operation and a decrease in software maintenance and electronic services revenues derived from our Legacy, or outdated technology, products which we stopped supporting at various dates beginning in 2004 and ending with March 31, 2005.

Software and Systems. Software and systems revenues decreased $429,000, or 54.4%, from $789,000 to $360,000 for the three months ended June 30, 2005 to 2006, respectively. The decrease in software and systems revenues was largely due to our installing fewer RidgeMark systems.

Customer Support. Customer support revenues decreased $714,000, or 35.0%, from $2.0 million for the three months ended June 30, 2005 to $1.3 million for the three months ended June 30, 2006. This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005, as well as the sale of our Hawaii operation.

Electronic Services. Electronic services revenues decreased $162,000, or 15.7%, from $1.0 million for the three months ended June 30, 2005 to $870,000 for the three months ended June 30, 2006. This decrease was primarily due to a decrease in electronic services revenues from our Legacy products as well as the sale of our Hawaii operation. The decreases from our Legacy and Hawaii customers were offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $1.4 million, or 52.4%, from $2.7 million to $1.3 million for the three months ended June 30, 2005 and 2006, respectively. Gross margin (total revenues less cost of revenues divided by total revenues) increased from 30.0% to 49.6%. The improvement in our gross margin was primarily the result of a reduction in costs associated with processing electronic transactions as well as reduced labor costs associated with installing and supporting our products.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $242,000, or 82.9%, from $292,000 to $50,000 for the three months ended June 30, 2005 and 2006, respectively. Gross margin on software and systems improved from 63.0% to 86.1% due to a high percentage of our sales being follow-on orders to existing customers as opposed to Legacy migration orders in which our Legacy customers received a significant discount off of the sales price of our RidgeMark Practice Management Software as part of our Great Exchange marketing campaign.

Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $1.0 million, or 58.9%, from $1.7 million to $711,000 for the three months ended June 30, 2005 and 2006, respectively. Gross margin on customer support increased from 15.3% to 46.4% in 2006. The decrease in customer support cost and increase in margin is primarily the result of our reducing staffing levels as well as the use of contract labor in the second quarter of 2006.

Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $155,000, or 22.8%, from $681,000 to $526,000 for the three months ended June 30, 2005 to 2006, respectively. Gross margin on electronic services improved from 34.0% to 39.5%. In the first quarter of 2006, we renegotiated a contract with a third party electronic services vendor which resulted in lower transaction costs to us.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance. SG&A expenses decreased $879,000, or 42.7%, from $2.1 million, or 53.3% of revenues, to $1.2 million, or 46.1% of revenues, for the three months ended June 30, 2005 and 2006, respectively. The decrease in SG&A expense was primarily related to a reduction in selling costs consistent with the decrease in revenues as well as headcount reductions. The decrease was also affected by decreases in bad debt expense, office rent and the impact of several other cost cutting measures implemented throughout 2005 and the first quarter of 2006.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $256,000, or 40.3%, from $635,000, or 16.4% of revenues to $379,000, or 14.8% of revenues, for the three months ended June 30, 2005 and 2006, respectively. This decrease was primarily due to a decrease in staffing levels as well as contract labor costs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $20,000, or 34.5%, from the three months ended June 30, 2005 to 2006, primarily due to certain fixed assets that became fully depreciated during 2005. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $3,000, or 100.0%, for the three months ended June 30, 2005 to 2006, due to the write off of all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006.

Stock-based compensation. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $147,000 and $76,000 for the three months ended June 30, 2006 and 2005, respectively. This expense is associated with options we have granted to employees, directors and executives since 2003 and through the first quarter of 2006 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net. Interest income decreased $12,000 from the three months ended June 30, 2005 to 2006 and interest expense and other, net increased $23,000 from the three months ended June 30, 2005 to 2006.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2006 or 2005, as we did not generate book or taxable income. At June 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues. Total revenues for the six month period ended June 30, 2006 were $5.5 million compared to $8.2 million for the six months ended June 30, 2005, a decrease of $2.7 million, or 33.3%. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.2 million, or 52.8%, from $2.3 million for the six months ended June 30, 2005 to $1.1 million for the six months ended June 30, 2006. This decrease was largely due to our selling and installing fewer RidgeMark systems during the 2006 period compared to 2005 when our legacy product migration process was concluding. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $1.5 million, or 25.5%. from $5.9 million for the six months ended June 30, 2005 to $4.4 million for the six months ended June 30, 2006. This decrease was primarily due to a decrease in software maintenance and electronic services revenues derived from our Legacy, or outdated technology, products which we stopped supporting at various dates beginning in 2004 and ending with March 31, 2005. Our recurring and non-recurring revenues were also impacted by the sale of our Hawaii operation. Approximately $1.3 million of the $2.7 million decrease between June 30, 2005 and 2006 was attributed to customers located in Hawaii and sold to Team Praxis.

Software and Systems. Software and systems revenues decreased $885,000, or 50.7%, from $1.7 million to $861,000 for the six months ended June 30, 2005 to 2006, respectively. The decrease in software and systems revenues was largely due to our installing fewer RidgeMark systems.

Customer Support. Customer support revenues decreased $1.5 million, or 33.4% from $4.3 million for the six months ended June 30, 2005 to $2.9 million for the six months ended June 30, 2006. This decrease was primarily due to a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005, as well as the sale of our Hawaii operation.

Electronic Services. Electronic services revenues decreased $399,000, or 18.8% from $2.1 million for the six months ended June 30, 2005 to $1.7 million for the six months ended June 30, 2006. This decrease was primarily due to a decrease in electronic services revenues from our Legacy products as well as the sale of our Hawaii operation. The decreases from our Legacy and Hawaii customers were offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $2.6 million, or 47.7%, from $5.5 million to $2.9 million for the six months ended June 30, 2005 and 2006, respectively. Gross margin (total revenues less cost of revenues divided by total revenues) increased from 32.6% to 47.1%. The improvement in our gross margin was primarily the result of a reduction in costs associated with processing electronic transactions as well as reduced labor costs associated with installing and supporting our products. While we expect a positive ongoing impact from the reduction in costs associated with processing electronic transactions, we also recorded a one time benefit associated with these cost reductions in the first quarter of 2006 of approximately $40,000.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $445,000, or 69.5%, from $640,000 to $195,000 for the six months ended June 30, 2005 and 2006, respectively. Gross margin on software and systems improved from 63.3% to 77.4% due to a high percentage of our sales being follow-on orders to existing customers as opposed to Legacy migration orders in which our Legacy customers received a significant discount off of the sales price of our RidgeMark Practice Management Software as part of our Great Exchange marketing campaign.

Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $1.8 million, or 51.1%, from $3.5 million to $1.7 million for the six months ended June 30, 2005 and 2006, respectively. Gross margin on customer support increased from 20.1% to 41.4% in 2006. The decrease in customer support cost and increase in margin is primarily the result of our reducing staffing levels as well as the use of contract labor in the second quarter of 2006.

Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $423,000, or 29.6%, from $1.4 million to $1.0 million for the six months ended June 30, 2005 to 2006, respectively. Gross margin on electronic services improved from 32.7% to 41.6%. In the first quarter of 2006, we renegotiated a contract with a third party electronic services vendor which resulted in lower transaction costs to us. In addition, we recognized a one time benefit in the first quarter of 2006 of approximately $40,000 in connection with this agreement. Excluding the impact of this one time benefit, gross margin on electronic services would have improved from 32.7% to 39.3%.

Selling, General and Administrative (SG&A). SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, advertising and promotional materials and travel, communications, facility costs and insurance. SG&A expenses decreased $1.5 million, or 37.8%, from $4.1 million, or 49.9% of revenues, to $2.5 million, or 46.5% of revenues, for the six months ended June 30, 2005 and 2006, respectively. The decrease in SG&A expense was primarily related to a reduction in selling costs consistent with the decrease in revenues as well as headcount reductions. To a lesser extent, the decrease was related to decreases in bad debt expense, office rent, telecommunications costs and the impact of several other cost cutting measures implemented throughout 2005 and the first quarter of 2006.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $433,000, or 35.4%, from $1.2 million, or 14.9% of revenues to $791,000, or 14.4% of revenues, for the six months ended June 30, 2005 and 2006, respectively. This decrease was primarily due to a decrease in staffing levels as well as contract labor costs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $32,000, or 27.1%, from the six months ended June 30, 2005 to 2006, primarily due to certain fixed assets that became fully depreciated during 2005. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $9,000, or 90.0%, for the six months ended June 30, 2005 to 2006, due to the write off of all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006.

Restructuring. In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. The components of our first quarter 2005 restructuring provision and activity in the reserve for the first six months of 2005 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
Restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	$162
Cash payments	(23)
June 30, 2005 balance	$139

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation. Effective January 1, 2003, we began to account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $230,000 and $161,000 for the six months ended June 30, 2006 and 2005, respectively. This expense is associated with options we have granted to employees, directors and executives since 2003 and through the first quarter of 2006 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

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

Interest and Other Income (Expense), Net. Interest income decreased $21,000 from the six months ended June 30, 2005 to 2006 and interest expense and other, net increased $42,000 from the six months ended June 30, 2005 to 2006.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2006 or 2005, as we did not generate book or taxable income. At June 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Income taxes. We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of June 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an initial public offering in 2000. Approximately 82% of the consideration paid for our acquisitions (all of which occurred prior to our initial public offering) was paid with our stock or stock options. The balance of the consideration was promissory notes and cash. In June 2006, we raised $500,000 through a private placement of 1,111,112 shares of common stock priced at $0.45 per share. In March 2005, we raised $5.0 million through a private placement of 5,376,344 shares of common stock priced at $0.93 per share

Net cash used for operating activities was $1.1 million for the six months ended June 30, 2006 compared to $3.1 million for the six months ended June 30, 2005. In the first six months of 2006, a decrease in accounts receivable contributed $515,000 in cash resulting from collection activities and the sale of our Hawaii operation. A decrease in accounts payable and accrued liabilities of $507,000 and a decrease in deferred revenues and customer deposits of $311,000 used cash during the 2006 period. Our net loss for the first six months of 2005 of $2.9 million was the primary factor behind our cash usage. Also in the first six months of 2005, a decrease in accounts receivable provided cash of $565,000. A decrease in accounts payable and accruals used cash of $676,000. A decrease in deferred revenues and customer deposits in the first six months of 2005 used cash of $653,000.

Investing activities provided cash of $578,000 in the six months ended June 30, 2006. $605,000 related to the sale of our Hawaii operation. During the first six months of 2005, we used $4.0 million of cash to purchase investments with the funds received from our March 2005 private placement which was partially offset by the sale of a portion of those investments for working capital expenditures.

Financing activities provided cash of $426,000 for the six months ended June 30, 2006 including $500,000 from our June 2006 private placement, offset by $76,000 of payments on debt. Financing activities provided cash of $4.4 million for the six months ended June 30, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $303,000 for payments on debt.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 5 to our condensed consolidated financial statements). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 487,358 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

At June 30, 2006, we had $578,000 of cash and cash equivalents, had negative working capital of $3.7 million and we used $1.1 million of cash in our operations for the six months ended June 30, 2006. We also had a deficit in stockholder’s equity. We have taken a number of steps designed to improve future operations and reduce our operating costs including reorganizations, management changes, fund raising and the enhancement of our sales and marketing functions. In addition, we have reduced our headcount from 130 at December 31, 2005 to 89 at June 30, 2006. Although we believe these steps have had a positive impact on our operations, they have not resulted in our achieving positive operating cash flow or profitability. Since our legacy customer migration process was substantially completed in the second half of 2004 and first quarter of 2005, we have experienced a significant decrease in order activity that has continued into the third quarter of 2006. To date, we have not been successful in our pursuit of new customers despite our efforts. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche.

In February 2006, we completed of the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with service and transaction fees which were earned during the first quarter of 2006.

In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. Considering our projected operating expenses, current sales forecast and other cash requirements, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs through at least June 30, 2007. We are currently evaluating a number of capital financing and other structural alternatives. However, there can be no assurances that our plans will succeed and sustained long term profitability will depend on our ability to significantly increase our sales volumes. We may seek to raise additional funds for working capital purposes, to fund expansion, fund additional marketing expenditures, enhance our operating infrastructure, respond to competitive pressures, or acquire or develop complementary businesses or necessary technologies. Additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited without a substantial increase in sales. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

In its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those discussed below under the caption “Forward-Looking Statements and Risk Factors - Risks Associated With Our Business.”

Debt and Lease Obligations

At June 30, 2006, we had $162,000 in debt issued in connection with our financing of insurance premiums as well as one of our acquisitions. The financing arrangements require an upfront payment generally between 20% and 25% of the total premium and the balance of the note is paid in monthly installments. The interest rate on these notes ranges from 7.0% to 10.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At June 30, 2006, we had $47,000 in capital leases that mature from February 2010 to July 2010. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2005, we had $130,000 in assumed debt and financed insurance premiums and $52,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2011. We have subleased some space in our facility in Boulder, Colorado.

Our other contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2005 as described in our most recent Form 10-KSB.

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

Risks Associated with our Business

We Have Received a “Going Concern” Opinion from Our Registered Independent Public Accounting Firm, We Have a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders’ Investment

We incurred a net loss of $896,000 for the first six months of 2006 and a loss of $4.3 million for the year ended December 31, 2005 and as of June 30, 2006 our accumulated deficit was $82.1 million. Our condensed consolidated financial statements for the six months ended June 30, 2006 have been prepared on a “going concern” basis; however, in its report dated February 22, 2006 regarding our 2005 financial statements, our registered independent public accounting firm referred to substantial doubt about the Company's ability to continue as a going concern as a result of our recurring losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those disclosed in the risk factors below, but in the near-term will depend primarily on our ability to (i) increase sales of our core Windows-based products to new customers and (ii) restructure our operations to match our sales volumes. We cannot assure you that these plans will succeed or that we will ever become profitable.

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

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At June 30, 2006, we had $578,000 of cash and cash equivalents and had negative working capital of $3.7 million. We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

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

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Profitability or Positive Cash Flow; Our Cost Reduction Efforts Have Strained Our Resources

Since 2003 and through the first two quarters of 2006, we have experienced significant fluctuations in the volume of order activity received which has put a significant strain on our resources, including cash. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our current levels of order activity and our current customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability or Positive Cash Flow

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of June 30, 2006, our accumulated deficit was $82.1 million. Our business strategies may not be successful and we may not be able to achieve revenue growth, profitability or positive cash flow.

Any Failure To Comply With the HIPAA Legislation, Including Regulations Governing The Confidentiality And Integrity Of Protected Health Information (PHI) Could Result In Severe Legal And Financial Liability and Could Harm Our Business Reputation

Federal regulations under HIPAA governing the confidentiality and integrity of PHI are complex and are evolving rapidly. As these regulations mature and become better defined, we anticipate that they will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices, as necessary, to facilitate our and our customer’s compliance with these regulations, but there can be no assurance that we will be able to continue to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management's attention from our operations. Any failure on our part to comply with current or future regulations could subject us to severe legal and financial liability, including civil and criminal penalties. In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect our business.

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

We Rely on Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing and Quality Assurance

We rely on third parties to provide services that are critical to our business. For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers. We have also outsourced some of our product testing, medical billing, installation and hardware maintenance services. Our reliance on these third parties involves a number of risks, including, but not limited to:

▪	reduced control over delivery schedules, quality assurance and equipment costs;
▪	lack of guaranteed production capacity or product supply;
▪	our ability to transition to alternate sources, if necessary; and
▪	dependence on external resources to implement HIPAA transaction standards.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome and which can be reasonably estimated are accrued. Such accruals were $116,000 and $82,000 at June 30, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2. Unregistered Sales of Equity Securities

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. The shares and warrants were issued without registration under the Securities Act of 1933 pursuant to the exemption under Section 4(2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our 2006 Annual Meeting of Stockholders on May 19, 2006. The first matter voted upon at the meeting was the election of one Class I director to serve until the 2009 Annual Meeting of Stockholders. At the meeting, Steve Curd was elected as Class I director by the following votes:

Name	Shares For	Shares Against	Shares Abstaining
Steve Curd	7,471,168	-	24,503

The second matter voted upon at the meeting was the ratification of the selection of Farber Hass Hurley & McEwen LLP as VantageMed’s registered public accounting firm for the fiscal year ended December 31, 2006. At the meeting, the selection of Farber Hass Hurley & McEwen LLP was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
7,484,499	11,172	-

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 11, 2006. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 11, 2006. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On June 16, 2006, we filed a current report on Form 8-K announcing the completion of the sale of securities in a $500,000 private placement.

On August 8, 2006 we filed a current report on Form 8-K with our press release reporting our results of operation for the second quarter ending June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2006.

VantageMed Corporation

By:	/s/ Liesel Loesch
Liesel Loesch
Chief Financial Officer