Form 10QSB
period 2006-09-30
VANTAGEMED CORP
filed 2006-11-14
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

We had 15,358,745 common shares outstanding at October 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

VantageMed Corporation
Index

PART I

Item 1. Financial Statements

VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Software and systems	$458	$707	$1,319	$2,453
Customer support	1,307	1,910	4,204	6,258
Electronic services	849	999	2,572	3,120
Total revenues	2,614	3,616	8,095	11,831

Cost of revenues:
Software and systems	92	268	287	908
Customer support (1)	626	1,299	2,326	4,772
Electronic services (2)	527	643	1,532	2,071
Total cost of revenues	1,245	2,210	4,145	7,751

Total gross margin	1,369	1,406	3,950	4,080

Operating expenses:
Selling, general and administrative (3)	1,063	1,775	3,612	5,871
Product development (4)	404	542	1,193	1,766
Depreciation and amortization	31	61	118	189
Stock-based compensation	82	88	312	249
Restructuring (benefit)	—	—	—	(13)
Total operating expenses	1,580	2,466	5,235	8,062
Loss from operations	(211)	(1,060)	(1,285)	(3,982)
Other income (expense):
Interest income	6	12	25	52
Interest expense and other, net	(27)	(14)	(103)	(47)
Gain on Sale of Hawaii Operation	—	—	235	—
Total other income (expense), net	(21)	(2)	157	5

Net loss	$(232)	$(1,062)	$(1,128)	$(3,977)

Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.08)	$(0.29)
Weighted-average shares-basic and diluted	15,359	14,077	14,704	13,913

(1)             Excludes stock-based compensation of $13,000 and $37,000 for the three and nine months ended September 30, 2006, respectively. Excludes stock-based compensation of $16,000 and $45,000 for the three and nine months ended September 30, 2005, respectively.

(2)             Excludes stock-based compensation of $3,000 and $6,000 for the three and nine months ended September 30, 2006, respectively.

(3)             Excludes stock-based compensation of $52,000 and $230,000 for the three and nine months ended September 30, 2006, respectively. Excludes stock-based compensation of $67,000 and $191,000 for the three and nine months ended September 30, 2005, respectively.

(4)             Excludes stock-based compensation of $14,000 and $39,000 for the three and nine months ended September 30, 2006, respectively. Excludes stock-based compensation of $5,000 and $13,000 for the three and nine months ended September 30, 2005, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share amounts)	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$480	$636
Accounts receivable, net of allowance of $177 and $352, respectively	619	1,213
Inventories, net of reserve of $81 and $103, respectively	65	62
Prepaid expenses and other	209	263
Total current assets	1,373	2,174
Property and equipment, net	115	213
Intangibles, net	—	377
Total assets	$1,488	$2,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$122	$140
Accounts payable	1,076	1,543
Accrued liabilities	1,202	1,128
Customer deposits and deferred revenue	2,777	3,299
Total current liabilities	5,177	6,110
Long-term portion of restructuring reserve, net of current portion	—	22
Long-term debt, net of current portion	35	42
Total liabilities	5,212	6,174

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 15,358,745 shares issued and outstanding at September 30, 2006 and 14,239,178 shares issued and outstanding at December 31, 2005	15	14
Additional paid-in capital	78,564	77,751
Accumulated deficit	(82,303)	(81,175)
Total stockholders’ deficit	(3,724)	(3,410)
Total liabilities and stockholders’ deficit	$1,488	$2,764

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(1,128)	$(3,977)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale	(235)	—
Depreciation and amortization	118	188
Bad debt expense (benefit)	(82)	196
Stock-based compensation	312	249
Changes in assets and liabilities:
Accounts receivable	535	429
Inventories	(19)	(7)
Prepaid expenses and other	157	267
Accounts payable and accrued liabilities	(415)	(907)
Customer deposits and deferred revenue	(350)	(640)
Net cash used for operating activities	(1,107)	(4,202)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(48)
Proceeds from sale of investments	—	3,675
Purchase of investments	—	(4,000)
Cash proceeds from sale of Hawaii operation	605	—
Net cash provided by (used for) investing activities	577	(373)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	215
Proceeds from sale of stock and warrants, net	500	4,576
Payments on long-term debt	(128)	(396)
Net cash provided by financing activities	374	4,395
Net decrease in cash and cash equivalents	(156)	(180)
Cash and cash equivalents, beginning of period	636	946
Cash and cash equivalents, end of period	$480	$766
Supplemental cash flow information:
Cash payments for interest	$9	$15
Acquisition of property and equipment under capital lease arrangements	$—	$58

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California, with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our core software products including RidgeMark, Northern Health Anesthesia, Therapist Helper and ChartKeeper as well as our SecureConnect electronic transaction services. We have developed a customer base of approximately 18,000 physicians, anesthesiologists and behavioral health providers nationwide through both acquisitions and internal growth.

Use of estimates and basis of presentation

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in our opinion, are necessary to present fairly the financial condition, results of operations and cash flows for the periods reported. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or future periods.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us for which we have not received an invoice and our tax accruals require us to interpret and apply complex tax laws in numerous states and local jurisdictions. Additionally, our restructuring reserve includes an estimate for the loss we expect to incur for excess leased facility space. This estimate is based on certain assumptions, such as the market value of the space, estimated rent maintenance charges and collections from tenants. Our estimates are based on historical experience, input from third parties, and other relevant facts and circumstances. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Risks and uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that VantageMed will continue as a going concern; however, we have experienced recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. At September 30, 2006 we had cash and cash equivalents totaling $480,000, negative working capital of $3.8 million and a stockholders’ deficit of $3.7 million. In addition, in its report dated February 22, 2006 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to continue to develop or acquire necessary complementary technologies including clinical focused software such as an Electronic Medical Records (EMR) product as well as market acceptance of our existing products. In order for us to achieve positive operating cash flow, working capital or profitability we will need to make changes to our cost structure and operating plan. These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should VantageMed be unable to continue as a going concern.

Since the completion of our legacy customer sunset and migration process in the first quarter of 2005, we have experienced a significant decrease in order activity and revenues. We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, market position of Helper and growth of our Northern Health market niche.

We have significantly reduced our cash used in operations as well as our net losses and while we have taken a number of steps designed to improve the quality of customer support, increase sales to new customers and align our costs with this reduced level of revenues, including a reduction in headcount from 130 at December 31, 2005 to 87 at September 30, 2006, additional changes could be necessary to improve our financial condition.  These additional changes may require further cost reductions. Also, we may require additional financing which may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited.

Considering our projected operating expenses, current sales forecast and other cash requirements, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs for at least one year from the balance sheet date presented in the accompanying condensed Consolidated Financial Statements. We are currently evaluating a number of capitals, financing and other structural alternatives. There can be no assurance that our plans will succeed.

Revenue recognition

Fees from sales of licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. We generally charge a one-time license fee for the right to use our proprietary software. The amount of the license fee is fixed and specified at the inception of the license agreement and is generally part of a multiple element arrangement. The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies. Payment of the license fee is due upon delivery and acceptance, generally within 90 days from the date of contract execution. We do not offer cancellation provisions and in a limited number of cases, we have offered extended payment terms.

Multiple element arrangements generally include (i) a proprietary software license, (ii) third-party software, hardware, and implementation, and (iii) training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. We generally collect a deposit upon contract execution of at least 50% before proceeding to fulfill the contract. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as customer deposits and included in current liabilities.

We also provide post-contract support under annual maintenance and support agreements as well as other services including electronic claims processing, electronic statement printing, mailing and other services provided independently from software licensing activities. Support agreements are billed annually, semi-annually, quarterly or monthly and all other services are billed as the services are rendered. In accordance with SOP 97-2, revenue from annual support agreements are recognized ratably over the contract term. Support fees received in advance of revenue recognition are recorded as deferred revenue. Revenue from all other services is recognized as the services are rendered.

For one of our software products, we offer a limited return provision for 60 days from the date of purchase. Based on historical information available to us based on past sales and returns experience, we are able to reasonably estimate future product returns. Although not significant, we make adequate provision for returns expected on sales made within 60 days of each reporting period.

Software development costs

To date, all of our costs for research and development of software products have been expensed as incurred since the amount of software development costs incurred subsequent to the establishment of technological feasibility, evidenced by establishment of a working model, have been immaterial. To the extent that we incur additional development costs after technological feasibility has been established, we would capitalize those development costs in accordance with the Statement of Financial Accounting Standards No. 86 (SFAS No. 86), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Allowance for doubtful accounts

We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. We consider a number of matters when granting credit to customers including our prior experience with them, their current cash resources, and ability to obtain lease financing, if applicable.

Inventories and related reserves

Inventories are stated at the lower of cost (specific identification method) or market and consist primarily of third party software and new computer equipment purchased to fill customer orders. Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old or that are expected to take longer than one year to consume are reserved and the related charge is recorded as cost of software and systems revenue.

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

Based upon the existence of one or more of the above or other indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business model.

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on securities sold are based on the specific identification method. We had no short or long term investments at September 30, 2006 or December 31, 2005.

Concentration of credit risk

As of September 30, 2006 and December 31, 2005, we had cash deposits at financial institutions exceeding federally insured limits totaling $399,957 and $512,822, respectively.

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

Legal costs

Legal costs incurred by the Company arising in the normal course of business are expensed as incurred. Estimated future attorney fees are not accrued. Costs associated with loss contingencies are accrued when a liability is probable and the costs are reasonably estimable.

Warranty costs

We provide a limited 60-day warranty on proprietary software and services delivered. No warranty is provided on third-party software or hardware. Although we do not have a history of material warranty claims, the need for a warranty accrual is evaluated periodically in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

	September 30,	September 30,
	2006	2005
Stock options	2,436	1,743
Warrants to purchase common stock	4,525	2,702

Comprehensive loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2006 and 2005, our comprehensive net loss was equal to our net loss.

Stock-based compensation

We account for stock options using a fair value method, as allowed under SFAS No. 123R, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $82,000 and $312,000 in the three and nine months ended September 30, 2006, respectively and $88,000 and $249,000 in the three and nine months ended September 30, 2005, respectively.

Had compensation cost for our option plan been determined based on the fair value at the grant dates for the awards, calculated in accordance with the method prescribed by SFAS 123R prior to January 1, 2003, our pro forma net loss for the nine months ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

Net loss, as reported	$(3,977)
Add stock-based compensation expense included in reported net income, net of related tax effects	249

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(255)

Pro forma net loss	$(3,983)

Basic and diluted loss per share:
As reported	$(0.29)
Pro forma	$(0.29)

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

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that FIN 48 will have on its consolidated financial statements.

NOTE 2 – PRIVATE PLACEMENT OF COMMON STOCK

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

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 487,358 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes, including investments in sales and marketing that have not resulted in increased sales.

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

VantageMed’s Hawaii operation had 27 local employees and while it generated approximately $2.8 million of revenues in 2005 revenues, it was not profitable. The following results of operations for the Hawaii operation are included in the accompanying consolidated condensed financial statements (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Revenues	$619	$250	$2,161
Costs of Sale	488	213	1,647
Gross Margin	131	37	514
Direct and Allocated Operating Costs and Expenses	314	183	1,010
Loss from Operations	$(183)	$(146)	$(496)

Following are the major classes of assets and liabilities that were sold in the February 2006 transaction (in thousands):

Accounts Receivable, net	$141
Inventories, net	16
Fixed Assets, net	9
Intangible Assets, net	376
Total Assets	542

Deferred Revenues	197
Total Liabilities	$197

We recognized a gain of $235,000 in the first quarter of 2006 in connection with this transaction.

NOTE 4 – RESTRUCTURING ACTIVITIES:

In the first nine months of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. We expect to continue making lease payments through the end of the lease term in June 2007. The components of our restructuring provision and activity in the reserve for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

Leased Facilities
December 31, 2005 balance	$84
Cash payments	(29)
March 31, 2006 balance	55
Cash payments	(10)
June 30, 2006 balance	45
Cash payments	(23)
September 30, 2006 balance	$22

Leased Facilities
December 31, 2004 balance	$244
Benefit	13
Cash payments	(95)
March 31, 2005 balance	162
Cash payments	(23)
June 30, 2005 balance	139
Cash payments	(31)
September 30, 2005 balance	$108

NOTE 5– BALANCE SHEET COMPONENTS

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

Amortization of intangible assets was approximately $1,000 for the nine months ended September 30, 2006, and was approximately $3,000 and $13,000 for the three and nine months ended September 30, 2005, respectively.

Property and equipment net, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Office and computer equipment	$1,651	$2,036
Furniture and fixtures	138	140
Vehicles	—	18
Leasehold improvements	91	94
	1,880	2,288
Less: accumulated amortization and depreciation	(1,765)	(2,075)
	$115	$213

Depreciation expense was approximately $31,000 and $117,000 for the three and nine months ended September 30, 2006, respectively, and was approximately $58,000 and $176,000 for the three and nine months ended September 30, 2005, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Accrued payroll and related expenses	$220	$292
State and Local taxes payable	322	294
Restructuring, current portion (see Note 4)	22	62
Accrued purchases	70	178
Accrued legal matters	147	82
Other	421	220
	$1,202	$1,128

In February 2006, we entered into an arrangement with a vendor that provides for the deferral of certain payable balances in exchange for our agreement to use their services on a semi-exclusive basis. We will repay the balance over the course of approximately 30 months beginning in October 2006. At September 30, 2006, the deferred balance of $163,000 is included in accrued liabilities.

NOTE 6 – LITIGATION AND CONTINGENCIES

In February 2005, a former VantageMed customer filed a complaint in state court in New York against the

Company alleging that the Company breached a contract with, and certain warranties to, the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant. The customer seeks damages of $192,896.00.  In March 2005, the Company removed the case to the United States District Court for the Western District of New York. The Company believes the allegations to be without merit and is actively defending the claims. The Company has answered the complaint denying the claims and asserting certain affirmative defenses.

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

We are party to various legal actions arising in the normal course of business. Matters where an unfavorable outcome is probable and which can be reasonably estimated are accrued. Such accruals were $147,000 and $82,000 at September 30, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the margin level before selling, general and administrative and other operating costs, and do not manage costs below gross margin by segment. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for the three and nine months ended September 30, 2006 and 2005.

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

•                  Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of September 30, 2006.

•                  Forward Looking Statements and Risk Factors. This section describes circumstances or events that could have a negative effect on our financial results, operations that could change for the worse, and existing trends in our business. The factors discussed in this section are divided into two categories — risks associated with our business and risks associated with our industry.

Introduction

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our Core software products including RidgeMark, Northern Health Anesthesia, Therapist Helper and ChartKeeper as well as our SecureConnect electronic transaction services. VantageMed is dedicated to providing these cost effective, easy to use solutions that empower healthcare providers and their staff with the tools and data they need to improve productivity and reimbursements. We have developed a customer base of approximately 18,000 physicians, anesthesiologists and behavioral health providers nationwide through acquisitions and internal growth. In 2005 and 2006 we established relationships with Value Added Resellers (VARs) and we hope to begin distributing product using the VAR distribution channel in future periods.

From 2003 and through 2005, we focused on migrating our customers that were using our legacy technology products (products that we were supporting in 2004 and earlier but no longer actively selling or supporting) to our Windows-based products and services. The process of discontinuing support of, or sunsetting, these legacy technology products was substantially completed during the first quarter of 2005 and as this process concluded, we experienced a significant decline in order activity. During this migration and sunset process we initiated various restructuring plans including an evaluation of our product development initiatives, consolidation of certain operating facilities, reductions of our workforce, and other cost-cutting measures that have significantly reduced our cash usage and net losses. We also made a number of investments to enhance our products and improve the quality of our customer support and are currently focusing our operations on growing our market share with new sales of our Northern Health product, improving customer satisfaction of our RidgeMark customer base and increasing recurring revenues from our Helper customers. See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share (see Note 2 to our Condensed Consolidated Financial Statements included in this Form 10-QSB). Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 2 to our Condensed Consolidated Financial Statements included in this Form 10-QSB). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. We have used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

On February 9, 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006. See Note 3 to our Condensed Consolidated Financial Statements included in this Form 10-QSB.

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

•                  Electronic services. These revenues are derived from supporting electronic transactions initiated by our customers including insurance claim processing, electronic patient statement printing and mailing, electronic remittance advice, claim scrubbing and claim eligibility. We consider these revenues to be recurring in nature.

Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) represent a significant portion of our total revenues and we believe that this will continue. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix. Recurring revenues derived from sales of software and hardware maintenance contracts and electronic transactions associated with our Core product group have increased 3.5% from $5.7 million in the first nine months of 2005 to $5.9 million in the first nine months of 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Recurring (non-GAAP)	$2,052	$2,697	$6,395	$8,530
Non-recurring (non-GAAP)	562	919	1,700	3,301
Total revenues (GAAP)	$2,614	$3,616	$8,095	$11,831

Critical Accounting Policies

Certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition. We enter into license agreements with customers that allow for the use of our products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2, (SOP 97-2) “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. Multiple element arrangements generally include (i) a proprietary software license, (ii) third-party software, hardware, and implementation, and (iii) training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately, or renewal rates, if an element is not being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. In accordance with SOP 97-2, revenues from annual support agreements are recognized ratably over the contract term. Revenues from the sale of computer hardware and supplies are recognized as products are shipped and revenues from other services, including training, data conversion, electronic services and billing services are recognized as services are rendered. Provisions for product returns and product warranties are estimated based on historical experience and are evaluated regularly.

Allowance for doubtful accounts. We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency.

Inventory reserves. Reserves are provided for excess or obsolete inventory, which are estimated based on the age of the items and our ability to utilize the items in future sales. Generally, items that are greater than one year old are fully reserved and the related charge is recorded as cost of software and systems revenue.

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

Income taxes. We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.  This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of September 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that were fully reserved and therefore are not recorded on the balance sheet as an asset.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that FIN 48 will have on its consolidated financial statements.

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

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Software and systems	17.5%	19.6%	16.3%	20.7%
Customer support	50.0	52.8	51.9	52.9
Electronic services	32.5	27.6	31.8	26.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software and systems	3.5	7.4	3.5	7.7
Customer support	23.9	35.9	28.8	40.3
Electronic services	20.2	17.8	18.9	17.5
Total cost of revenues	47.6	61.1	51.2	65.5
Total gross margin	52.4	38.9	48.8	34.5
Operating expenses:
Selling, general and administrative	40.7	49.1	44.5	49.7
Product development	15.5	15.0	14.7	14.9
Depreciation and amortization	1.2	1.7	1.5	1.6
Stock-based compensation	3.1	2.4	3.9	2.1
Restructuring	—	—	—	(0.1)
Total operating expenses	60.5	68.2	64.6	68.2
Loss from operations	(8.1)	(29.3)	(15.8)	(33.7)
Interest and other income (expense), net	(0.8)	(0.1)	1.9	0.1
Net loss	(8.9)%	(29.4)%	(13.9)%	(33.6)%

Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues. Total revenues for the three month period ended September 30, 2006 were $2.6 million compared to $3.6 million for the three months ended September 30, 2005, a decrease of $1.0 million, or 27.7%. Approximately $619,000 of the $1.0 million decrease is attributed to customers located in Hawaii and sold to TeamPraxis. The remaining decrease is attributed to a decline in the number of RidgeMark sales during the 2006 period as well as diminishing revenues from Legacy customers that moved away from our outdated technologies. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $387,000, or 40.8%, from $949,000 for the three months ended September 30, 2005 to $562,000 for the three months ended September 30, 2006. Substantially all of this decrease was related to a decrease in sales of our RidgeMark product as the migration process was complete. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $645,000, or 23.9%. from $2.7 million for the three months ended September 30, 2005 to $2.1 million for the three months ended September 30, 2006. This decrease was primarily due to the sale of our Hawaii operation and a decrease in software maintenance and electronic services revenues derived from our Legacy, or outdated technology, products which we stopped supporting at various dates beginning in 2004 and throughout the reporting periods. These decreases in recurring revenues were partially offset by increases in recurring revenues for our core products.

Software and Systems. Software and systems revenues decreased $249,000, or 35.2%, from $707,000 to $458,000 for the three months ended September 30, 2005 and 2006, respectively. This decrease was primarily due to the reduced sales of RidgeMark products and services described above.

Customer Support. Customer support revenues decreased $603,000, or 31.6%, from $1.9 million for the three months ended September 30, 2005 to $1.3 million for the three months ended September 30, 2006. This decrease was primarily due to the sale of our Hawaii operation in the first quarter of 2006 as well as a decrease in software maintenance on our Legacy products and a decrease in installation and training services as the RidgeMark migration process was substantially complete.

Electronic Services.  Electronic services revenues decreased $150,000, or 15.0%, from $1.0 million for the three months ended September 30, 2005 to $849,000 for the three months ended September 30, 2006. This decrease was primarily due to the sale of our Hawaii operation as well as a decrease in electronic services revenues from our Legacy products. These decreases from our Legacy products and Hawaii customers were offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $965,000, or 43.7%, from $2.2 million to $1.2 million for the three months ended September 30, 2005 and 2006, respectively. Gross margin (total revenues less cost of revenues divided by total revenues) increased from 38.9% to 52.4%. The improvement in our gross margin was primarily the result of reduced labor costs associated with installing and supporting our products as well as a reduction in third party costs.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $176,000, or 65.7%, from $268,000 to $92,000 for the three months ended September 30, 2005 and 2006, respectively. Gross margin on software and systems improved from 62.1% to 79.9% due to a higher percentage of our sales being to new customers or follow-on orders to existing customers as opposed to Legacy migration orders in which our Legacy customers received a significant discount off of the sales price of our RidgeMark Practice Management Software as part of our Great Exchange marketing campaign.

Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $673,000, or 51.8%, from $1.3 million to $626,000 for the three months ended September 30, 2005 and 2006, respectively. Gross margin on customer support increased from 32.0% to 52.1% in 2006. The decrease in customer support cost and increase in margin is primarily the result of our reduced staffing levels as well as a reduction in certain third party costs.

Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits for employees responsible for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $116,000, or 18.0%, from $643,000 to $527,000 for the three months ended September 30, 2005 and 2006, respectively. Gross margin on electronic services improved from 35.6% to 37.9%. The decrease in electronic services cost of revenue is a result of reduced staffing levels and improved pricing from our third-party vendors.

Selling, General and Administrative(SG&A). SG&A expenses consist primarily of (i) salaries, commissions and benefits of sales staff, executive and administrative personnel, (ii) advertising and promotional materials and travel, and (iii) communications expenditures, facility costs and insurance. SG&A expenses decreased $712,000, or 40.1%, from $1.8 million, or 49.1% of revenues, to $1.1 million, or 40.7% of revenues, for the three months ended September 30, 2005 and 2006, respectively. The decrease in SG&A expense was primarily related to a reduction in selling costs consistent with the decrease in revenues as well as a reduction in staffing. The decrease was also affected by decreases in bad debt expense, office rent and the impact of several other cost cutting measures implemented throughout 2005 and the first nine months of 2006. These decreases in expense were partially offset by an increase in legal expenses.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $138,000, or 25.5%, from $542,000, or 15.0% of revenues to $404,000, or 15.5% of revenues, for the three months ended September 30, 2005 and 2006, respectively. This decrease was primarily due to a decrease in staffing levels as well as contract labor costs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $28,000, or 47.5%, from the three months ended September 30, 2005 compared to the same period in 2006, primarily due to certain fixed assets that became fully depreciated during 2005. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets. We did not record amortization expense for the three months ended September 30, 2006 due to the write off of all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006. Amortization expense was $2,000 for the three months ended September 30, 2005.

Stock-based compensation. We account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $82,000 and $86,000 for the three months ended September 30, 2006 and 2005, respectively. This expense is associated with options we have granted to employees, directors and executives since 2003 and through the third quarter of 2006 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

Interest Income and Interest Expense and Other, Net. We recognized interest income of $6,000 and expense of $27,000 for the three months ended September 30, 2006 compared to interest income of $12,000 and expense of $14,000 during the three months ended September 30, 2005.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2006 or 2005, as we did not generate book or taxable income. At September 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Results of Operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues. Total revenues for the nine month period ended September 30, 2006 were $8.1 million compared to $11.8 million for the nine months ended September 30, 2005, a decrease of $3.7 million, or 31.6%. Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.7 million, or 50.3%, from $3.3 million for the nine months ended September 30, 2005 to $1.6 million for the nine months ended September 30, 2006. This decrease was largely due to our selling and installing fewer RidgeMark systems during the 2006 period compared to 2005 when our legacy product migration process was concluding. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) decreased $2.1 million, or 25.0%, from $8.5 million for the nine months ended September 30, 2005 to $6.4 million for the nine months ended September 30, 2006. Approximately $2.2 million of the $3.7 million decrease in total revenues between the nine month periods ended September 30, 2005 and 2006 was attributed to customers located in Hawaii and sold to TeamPraxis. This decrease was also due to a decrease in software maintenance and electronic services revenues derived from our Legacy, or outdated technology, products which we stopped supporting at various dates beginning in 2004 and throughout the reporting periods. This decrease in recurring revenues was partially offset by an increase in recurring revenues from our core products.

Software and Systems. Software and systems revenues decreased $1.1 million, or 46.2%, from $2.5 million to $1.3 million for the nine months ended September 30, 2005 and 2006, respectively. The decrease in software and systems revenues was largely due to our installing fewer RidgeMark systems.

Customer Support. Customer support revenues decreased $2.1 million, or 32.8%, from $6.3 million for the nine months ended September 30, 2005 to $4.2 million for the nine months ended September 30, 2006. This decrease was primarily due to the sale of our Hawaii operation, as well as a decrease in software and hardware maintenance revenues derived from our Legacy software programs that were discontinued during the fourth quarter of 2004 and the first quarter of 2005.

Electronic Services.  Electronic services revenues decreased $548,000, or 17.6%, from $3.1 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006. This decrease was primarily due to the sale of our Hawaii operation, as well as a decrease in electronic services revenues from our Legacy products. The decreases from our Legacy products and Hawaii customers were offset by an increase in electronic services revenues from our Core product lines.

Cost of Revenues. Total cost of revenues decreased $3.6 million, or 46.5%, from $7.8 million to $4.1 million for the nine months ended September 30, 2005 and 2006, respectively. Gross margin (total revenues less cost of revenues divided by total revenues) increased from 34.5% to 48.8%. The improvement in our gross margin was primarily the result of a reduction in costs associated with processing electronic transactions as well as reduced labor costs associated with installing and supporting our products.

Software and Systems. Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $621,000, or 68.4%, from $908,000 to $287,000 for the nine months ended September 30, 2005 and 2006, respectively. Gross margin on software and systems improved from 63.0% to 78.2% due to a higher percentage of our sales being to new customers and follow-on orders to existing customers as opposed to Legacy migration orders in which our Legacy customers received a significant discount off of the sales price of our RidgeMark Practice Management Software as part of our Great Exchange marketing campaign.

Customer Support. Costs for customer support include salary and benefits for employees responsible for customer support as well as costs for support provided by third-parties. Customer support cost of revenues decreased $2.4 million, or 51.3%, from $4.8 million to $2.3 million for the nine months ended September 30, 2005 and 2006, respectively. Gross margin on customer support increased from 23.7% to 44.7% in 2006. The decrease in customer support cost and increase in margin is primarily the result of our reducing staffing and contract labor.

Electronic Services. Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $539,000, or 26.0%, from $2.1 million to $1.5 million for the nine months ended September 30, 2005 and 2006, respectively. Gross margin on electronic services improved from 33.6% to 40.4%. In the first quarter of 2006, we renegotiated a contract with a third party electronic services vendor which resulted in lower transaction costs to us. In addition, we recognized a one time benefit in the first quarter of 2006 of approximately $40,000 in connection with this agreement. Excluding the impact of this one time benefit, gross margin on electronic services would have improved from 33.6% to 38.9%.

Selling, General and Administrative (SG&A). SG&A expenses consist primarily of (i) salaries, commissions and benefits of sales staff, executive, regional and administrative personnel, (ii) advertising and promotional materials and travel, and (iii) communications expenditures, facility costs and insurance. SG&A expenses decreased $2.3 million, or 38.5%, from $5.9 million, or 49.6% of revenues, to $3.6 million, or 44.6% of revenues, for the nine months ended September 30, 2005 and 2006, respectively. The decrease in SG&A expense was primarily related to a reduction in selling costs consistent with the decrease in revenues as well as headcount reductions. To a lesser extent, the decrease was related to decreases in bad debt expense, office rent, telecommunications costs and the impact of several other cost cutting measures implemented throughout 2005 and 2006.

Product Development. Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the development of our Windows-based products. Product development expenses decreased $573,000, or 32.4%, from $1.8 million, or 14.9% of revenues to $1.2 million, or 14.7% of revenues, for the nine months ended September 30, 2005 and 2006, respectively. This decrease was primarily due to a decrease in staffing levels as well as contract labor costs.

Depreciation and Amortization. Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $59,000, or 33.5%, from the nine months ended September 30, 2005 to 2006, primarily due to certain fixed assets that became fully depreciated during 2005 and 2006. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $12,000, or 92.3%, for the nine months ended September 30, 2005 to 2006, due to the write off of all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006.

Restructuring. In the first quarter of 2005, we recognized a benefit of $13,000 resulting from our negotiation of the early closure of a leased facility. The components of our first quarter 2005 restructuring provision and activity in the reserve for the first nine months of 2005 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
Restructuring benefit	13
Cash payments	(95)
March 31, 2005 balance	$162
Cash payments	(23)
June 30, 2005 balance	$139
Cash payments	(31)
September 30, 2005 balance	$108

Lease payments will be made through the end of the lease term (June 2007).

Stock-based compensation. We account for stock options using a fair value method, as allowed under SFAS No. 148. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $312,000 and $249,000 for the nine months ended September 30, 2006 and 2005, respectively. This expense is associated with options we have granted to employees, directors and executives since 2003 and through the first quarter of 2006 and is based on an estimate of fair market value using the Black-Scholes option pricing model.

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

Interest Income and Interest Expense and Other, Net. Interest income decreased $27,000 from the nine months ended September 30, 2005 to 2006. Substantially all of the $56,000 increase in interest expense and other, net was the result of estimated settlement costs accrued in the second and third quarters of 2006.

Income Taxes. We did not record a provision for income taxes in the second quarters of 2006 or 2005, as we did not generate book or taxable income. At September 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $50 million and $9 million, respectively, that expire in various years through 2025. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through a combination of indebtedness, capital leases, private equity financing and an initial public offering in 2000. Approximately 82% of the consideration paid for our acquisitions (all of which occurred prior to our initial public offering) was paid with our stock or stock options. The balance of the consideration was promissory notes and cash. In June 2006, we raised $500,000 through a private placement of 1,111,112 shares of common stock priced at $0.45 per share. In March 2005, we raised $5.0 million through a private placement of 5,376,344 shares of common stock priced at $0.93 per share

Net cash used for operating activities was $1.1 million for the nine months ended September 30, 2006 compared to $4.2 million for the nine months ended September 30, 2005. Our net loss for the first nine months of 2006 of $1.1 million was the primary factor behind our cash usage. In the first nine months of 2006, a decrease in accounts receivable contributed $535,000 in cash. A decrease in accounts payable and accrued liabilities of $415,000 and a decrease in deferred revenues and customer deposits of $350,000 used cash during the 2006 period. Our net loss for the first nine months of 2005 of $4.0 million was the primary factor behind our cash usage. Also in the first nine months of 2005, a decrease in accounts receivable provided cash of $429,000. A decrease in accounts payable and accruals used cash of $907,000. A decrease in deferred revenues and customer deposits in the first nine months of 2005 used cash of $640,000.

Investing activities provided cash of $577,000 in the nine months ended September 30, 2006. Proceeds from the sale of our Hawaii operation provided $605,000, offset by cash usage of $28,000 for the purchase of equipment. During the first nine months of 2005, we used cash of $373,000 in investing activities. We used $4.0 million of cash to purchase investments with the funds received from our March 2005 private placement which was offset by the sale of those investments for working capital expenditures and $48,000 used to purchase equipment.

Financing activities provided cash of $374,000 for the nine months ended September 30, 2006 including $500,000 from our June 2006 private placement, offset by $128,000 of payments on debt. Financing activities provided cash of $4.4 million for the nine months ended September 30, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $396,000 for payments on debt.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share (see Note 2 to our Condensed Consolidated Financial Statements included in this Form 10-QSB). Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds to VantageMed were approximately $492,000. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities that we believe will provide value to our stockholders. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In February 2006, we completed of the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with service and transaction fees which were earned during the first quarter of 2006.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share (see Note 2 to our Condensed Consolidated Financial Statements included in this Form 10-QSB). Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. In connection with this transaction, we paid a fee to our broker equal to 7.0% of the total amount of capital we received, or $350,000. Our broker also received warrants to purchase an additional 487,358 shares of our common stock as part of this fee arrangement. After broker commissions and legal expenses, the net proceeds to VantageMed were approximately $4.6 million. We have used these funds for working capital purposes.

At September 30, 2006, we had $480,000 of cash and cash equivalents, had negative working capital of $3.8 million and we used $1.1 million of cash in our operations for the nine months ended September 30, 2006. We also had a deficit in stockholder’s equity. We have taken a number of steps designed to improve future operations and reduce our operating costs including a reorganization, management changes, fund raising and reduction in headcount from 130 at December 31, 2005 to 87 at September 30, 2006. Although we believe these steps have had a positive impact on our operations, they have not yet resulted in our achieving positive operating cash flow or profitability.

In order for us to achieve positive operating cash flow, working capital or profitability we will need to be successful in our efforts to grow revenues from sales to new and existing customers and we must continue to control our operating costs. Considering our projected operating expenses, current sales forecast and other cash requirements, we expect that our cash and cash equivalent balances will be sufficient to meet our cash flow needs for at least one year from the balance sheet date presented in the accompanying Condensed Consolidated Financial Statements. We continue to consider strategic alternatives that we believe will either significantly reduce our ongoing corporate costs, provide working capital, augment our product lines, or otherwise provide value to our stockholders.

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

Debt and Lease Obligations

At September 30, 2006, we had $112,000 in debt issued in connection with our financing of insurance premiums as well as one of our acquisitions. The financing arrangements require an upfront payment generally between 20% and 25% of the total premium and the balance of the note is paid in monthly installments. The interest rate on these notes ranges from 7.0% to 10.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At September 30, 2006, we had $45,000 in capital leases that mature from February 2010 to July 2010. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these lease arrangements are secured by the leased equipment. At December 31, 2005, we had $130,000 in assumed debt and financed insurance premiums and $52,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2011. We have subleased some space in our facility in Boulder, Colorado.

Our other contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2005 as described in our most recent Form 10-KSB.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

Risks Associated with our Business

We Have Received a “Going Concern” Opinion from Our Registered Independent Public Accounting Firm, We Have a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Stockholders’ Investment

We incurred a net loss of $1.1 million for the first nine months of 2006 and a loss of $4.3 million for the year ended December 31, 2005 and as of September 30, 2006 our accumulated deficit was $82.3 million. Our condensed consolidated financial statements for the nine months ended September 30, 2006 have been prepared on a “going concern” basis; however, in its report dated February 22, 2006 regarding our 2005 financial statements, our registered independent public accounting firm referred to substantial doubt about the Company’s ability to continue as a going concern as a result of our recurring losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those disclosed in the risk factors below, but in the near-term will depend primarily on our ability to (i) increase sales of our core Windows-based products to new customers and (ii) restructure our operations to match our sales volumes. We cannot assure you that these plans will succeed or that we will ever become profitable.

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

We strengthened our sales team by adding some highly experienced and well-known account executives; however, there can be no guarantee that our sales team will be able to generate, and our operational team will be able to deliver, the level of new sales needed to achieve profitability or positive cash flow.

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At September 30, 2006, we had $480,000 of cash and cash equivalents and had negative working capital of $3.8 million. We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

Additional financing may not be available on terms acceptable to us, or at all. In the event that such financing, if it occurred, requires the issuance of additional shares of our capital stock, a stockholder will experience dilution in its ownership. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.

If We Fail To Properly Manage Our Revenues and Expenses, We May Be Unable To Achieve Profitability or Positive Cash Flow; Our Cost Reduction Efforts Have Strained Our Resources

Since 2003 and through the first three quarters of 2006, we have experienced significant fluctuations in the volume of order activity received, which has put a significant strain on our resources, including cash. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our current levels of order activity and our current customer base in a cost effective manner, we may not be successful in our future operations.

We Have A History Of Losses And We May Never Achieve Profitability or Positive Cash Flow

We have incurred operating losses and have generated cash flow deficits since our inception in 1995 and as of September 30, 2006, our accumulated deficit was $82.3 million. Our business strategies may not be successful and we may not be able to achieve revenue growth, profitability or positive cash flow.

Any Failure To Comply With the HIPAA Legislation, Including Regulations Governing The Confidentiality And Integrity Of Protected Health Information (PHI), Could Result In Severe Legal And Financial Liability and Could Harm Our Business Reputation

Federal regulations under HIPAA governing the confidentiality and integrity of PHI are complex and are evolving rapidly. As these regulations mature and become better defined, we anticipate that they will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices, as necessary, to facilitate our and our customer’s compliance with these regulations, but there can be no assurance that we will be able to continue to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention from our operations. Any failure on our part to comply with current or future regulations could subject us to severe legal and financial liability, including civil and criminal penalties. In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect our business.

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

We May Not be Able to Realize the Benefits of Our Marketing Programs, VAR and Other Relationships

                We have entered into certain marketing agreements intended to increase the awareness of our Company in the market and increase future revenues. These marketing programs and relationships may not be successful nor generate the level of interest we expect and we may not be able to realize revenues from these programs.

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

                Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical Electronic Medical Record (EMR) software companies. National industry competitors include organizations such as Sage Software’s Intergy (formerly Medical Manger), Per-Se/Medisoft, Misys Physician Systems, QSI/NextGen, PPM Information Solutions and GE Centricity. Additionally, within many local markets and within specialty areas there are several, often smaller, competitors who have developed technologically advanced niche products offered at lower prices. Finally, with the integration of clinical EMR information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. Specifically, some of our competitors are able to deliver totally integrated practice management tools including full featured electronic medical record systems. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services. In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal actions arising in the normal course of business. Matters where an unfavorable outcome is probable and which can be reasonably estimated are accrued. Such accruals were $147,000 and $82,000 at September 30, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2006. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 14, 2006. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On November 8, 2006 we filed a current report on Form 8-K with our press release reporting our results of operation for the third quarter ending September 30, 2006 as well as amendment to Rick Altinger’s employment agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2006.

VantageMed Corporation

By:	/s/ Liesel Loesch
Liesel Loesch
Chief Financial Officer