Form 10KSB
period 2006-12-31
VANTAGEMED CORP
filed 2007-04-02
CIK 1099531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-29367

VantageMed Corporation

(Name of small business issuer in its charter)

Delaware	68-0383530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11060 White Rock Road, Suite 210, Rancho Cordova, California 95670

(Address of principal executive offices)

Issuer’s telephone number: (916) 638-4744

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to the Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for the year ended December 31, 2006 were $10,960,000.

We had 15,358,745 common shares and no preferred shares outstanding at February 28, 2007. As of February 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5.6 million, based upon the last reported sales price of our common equity as reported by the Over-The-Counter Bulletin Board on that date of $0.72 per share.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☑

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

PART I

Item 1. Description of Business

The Company

VantageMed is a diversified healthcare information systems supplier headquartered in Rancho Cordova, California, with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our core software products including RidgeMark, Northern Health Anesthesia, Helper (Therapist Helper and Medical Helper) and ChartKeeper as well as our SecureConnect electronic transaction services. We have developed a customer base of approximately 18,000 physicians, anesthesiologists and behavioral health providers nationwide through both acquisitions and internal growth.

Although over 95% of physician practices today utilize a Practice Management Solution (PMS), the majority of those practices utilize outdated legacy technology (e.g., DOS, SCO Unix, flat-file databases, etc.) systems that are expensive to support and develop and may not continue to meet the privacy, Electronic Data Interchange (EDI) transactions and security standards introduced by the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) legislation. Because EDI standards for transactions other than claims (i.e., eligibility, electronic remittance advice and claim status) are finally being adopted in large numbers by insurance companies, the rate of obsolescence of legacy systems is increasing. As a result of our acquisitions, we continued to support numerous legacy technologies for several years. Throughout 2003 and 2004, however, we announced support discontinuance, or sunset, programs to these legacy customers. These legacy systems generally lack the current state-of-the-art technology of our Windows-based products, but provide similar functionality. We have derived significant revenues from supporting these legacy systems in the past; however, these revenues have decreased throughout 2005 and 2006 as a result of our decision to discontinue support of these costly legacy products as we migrate customers to our core products. A portion of this revenue has been replaced by the deployment of our core products, particularly RidgeMark, to some of these customers. During this sunset and migration process, we received an accelerated number of orders to purchase our RidgeMark system. The migration orders decreased significantly starting with the second quarter of 2005 as the migration process came to a conclusion and despite our sales and marketing efforts aimed at our RidgeMark product, we have generated insignificant revenues from new customers.

We are currently focusing our operations on customer satisfaction of our RidgeMark customer base, selling product upgrades and maintenance contracts to inactive Helper customers, increasing recurring revenues from our Helper customer base and growth of our Northern Health market niche. During 2006, we completed the sale of our Hawaii-based customers which marked the last phase of our product sunset and migration efforts. This allowed us to concentrate our full attention on stabilizing and growing our core products. In January 2006, we released a significant upgrade to our RidgeMark customers that has resulted in a higher quality of support and increased customer satisfaction. Our focus for the Helper product has been to grow recurring revenues from maintenance contracts and EDI services and we were able to capitalize on successful marketing campaigns on both of these fronts. We anticipate that our substantial market share to behavioral and mental health professionals will enable us to continue strong sales of our Helper products and services. Our efforts to grow sales of our Northern Health product began to materialize during the latter part of 2006. We expect to continue selling our anesthesia product to new customers throughout 2007.

Our recurring revenues were approximately 78% of total revenues in 2006 and 73% of total revenues in 2005. We define recurring revenues as any revenues derived from software maintenance and hardware support contracts as well as revenues derived from billing and electronic services. Please refer to the Introduction portion of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details and a reconciliation to our GAAP revenues. In an attempt to retain and increase recurring revenues, we have expanded our service offerings, including expanded electronic services offerings. With the increasing penetration of our SecureConnect electronic transaction services we have improved our ability to deliver these electronic services. These expanded electronic service offerings include HIPAA mandated electronic claims, remittance advice and eligibility with patient statements.

On February 16, 2007, we signed a definitive agreement to be acquired by Nightingale Informatix Corporation (Nightingale) (TSX-V: NGH) of Ontario, Canada. The acquisition, expected to close in the second quarter of 2007, is conditioned upon a majority vote of the common stockholders and other customary conditions. The definitive agreement with Nightingale calls for our stockholders to receive a fixed cash price of $0.75 per share. We have filed materials related to the proposed merger with the Securities and Exchange Commission and mailed the definitive proxy statement for the special stockholders meeting scheduled to take place on April 18, 2007.

In its report dated March 23, 2007 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those discussed below under the caption “Forward-Looking Statements and Risk Factors—Risks Associated With Our Business.”

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

Our objective is to expand our market share, retain and then increase our recurring revenues in order to strengthen our position as a trusted supplier of information systems and services to healthcare providers. We intend to increase our revenues and market share through growth strategies that focus on:

•       Offering our Core Windows-based Products and Services  These products and services are designed to meet the changing and expanding needs of our customers and enable them to satisfy the increasingly complex demands of the healthcare market. Given that the majority of healthcare providers utilize legacy technologies in managing their practice (for example, DOS, SCO Unix, flat-file databases, etc.), migrating new and existing customers to our Windows-based products has been a key strategy. Through sales and marketing programs, including tradeshows and advertising, we aim to strengthen our product brands and increase sales on a national level as well as within targeted local markets.

•       Expanding Clinical Solutions We offer a Computerized Medical Record (CMR) system, ChartKeeper, designed to eliminate the vast quantities of paper and cost involved in creating, storing and communicating patient charts. Given that increased spending by healthcare providers is expected for clinical products over the course of the next several years, we believe this is a key area for future growth. In order for us to capitalize on the expected demand for clinical products, we believe that an Electronic Medical Record (EMR) product with functionality not available in ChartKeeper, is required.

•       Cross-Selling our SecureConnect EDI Products and Services With over 18,000 providers using our products, we believe we have the ability to generate revenue growth by cross-selling additional EDI products and services to our installed customer base. These EDI products currently include claims, claim scrubbing, eligibility, electronic remittance advice and patient statement services. We believe these services provide value to our customers and we have an opportunity to sell to customers who are not using our EDI services, as well as to customers who are only utilizing one or a few of the services.

Principal Products

We classify our software products as “core Windows-based” or “legacy”. Our core Windows-based products are the products we currently offer to our new customers and are the focus of our ongoing product development efforts. Our Windows-based products provide our customers with software designed to automate administrative, financial, practice management and clinical requirements of a practice. These products offer advanced functionality and are compatible with the latest generation of operating systems and hardware platforms and can accommodate from one to hundreds of healthcare providers and users.

We have designed our products to enable our customers to transition from their legacy systems to Windows-based products and services. The features, functions and primary customers of our core Windows-based products and services are described below:

Core Windows- based Products and Services	Features and Functions	Primary Customer or Type of Practice
Northern Health Anesthesia	Practice management—scheduling, billing, patient registration, collections, reporting and EDI transactions (claims, electronic remittance advice and patient statements)	Anesthesia and enterprise billing operations (target 5 to 100 provider operations)
Therapist Helper and Medical Helper

Patient registration, scheduling, billing, managed care tracking, reporting and EDI transactions (claims, electronic remittance advice, patient credit card payments and patient statements); also includes automated credit card processing for patient billing

Therapist Helper is used by psychologists, psychiatrists and behavioral health practitioners. Medical Helper is used by primary and specialty medical practices (target 1 to 5 provider practices)
RidgeMark

Practice management—scheduling, billing, patient registration, collections, reporting, claim scrubbing and EDI transactions (claims, claim status, eligibility, electronic remittance advice and patient statements)

Primary and specialty medical practices (target 1 to 10 provider practices)
ChartKeeper

Computerized Medical Record, document management system for secure, electronic storage and tracking of patient charts, transcription notes, document imaging, lab results, security, authentication and electronic chart distribution

Primary and specialty medical practices (target 1 to 10 provider practices)
SecureConnect

EDI transaction service including hosted servers that exchange, translate and manage HIPAA compliant (e.g., claims, electronic remittance advice, claim status and eligibility) and other (e.g., patient statements) EDI transactions with our core practice management system products

Healthcare providers submitting electronic transactions (available to customers that use Northern Health, RidgeMark, Therapist Helper and Medical Helper)

Electronic Services

Our products enable EDI functions through our SecureConnect services. EDI improves a healthcare practice’s cash flow and operations by converting costly paper and telephone-based communications into cost-efficient electronic transaction processing. Our centralized SecureConnect services, some or all of which are available for each of our products, currently include the following:

•       Electronic Claims: Receives insurance claims from provider practices, reformats the claims into appropriate formats and sends them to payers/insurance companies, either directly or through third party clearinghouse partners. In addition, claim submission reports are delivered back to provider practices.

•       Electronic Patient Billing Statements: Submits patient billing information from practices by electronic connection to a processing center that prints, inserts and mails patient invoices and provides billing reports to the practice.

•       Electronic Remittance Advice: Receives and posts insurance payment information automatically into the practice management system thus eliminating costly and error-prone manual data entry.

•       Electronic Eligibility: Checks a patient’s eligibility data with an insurance payer and in some cases provides detailed information regarding co-pays, deductible status and coverage information.

•       Electronic Claim Status: Checks the status of a patient’s claim with an insurance payer and in some cases provides detailed information regarding the status and disposition by the payer.

•       Electronic Credit Card Transactions: Bills a patient’s credit card directly from the practice management system.

We generate revenues by providing these SecureConnect services on a per-transaction or flat monthly fee basis. We expect that the benefits of these transactions along with the HIPAA mandate requiring third-party payers to support standardized electronic transaction sets will increase provider adoption of electronic services. As additional HIPAA transactions are more clearly defined and payers begin support of these new transactions (e.g., claims status and referrals/authorizations), SecureConnect will expand on these service offerings to include all HIPAA-supported transactions. The continued development of our SecureConnect services will add further differentiation for all of our product offerings.

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

We provide our customers with ongoing software support and services under monthly, quarterly and annual maintenance agreements. These agreements provide for help desk support, software maintenance, upgrades (when and if available) and remote diagnostics. As of December 31, 2006, our customer service and support groups consisted of 48 employees, or approximately 56% of our employee base.

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

Product Development

As of December 31, 2006, our Windows-based product development and quality testing organization consisted of 16 employees. Our development teams are organized by product. Each product team has a product manager and various developers. In certain cases, we have contracted with third-party development or quality testing and assurance groups to assist us with the development of our products.

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

We support our customers in complying with the HIPAA privacy, transaction and security rules and timeframes.

Internally, within our SecureConnect clearinghouse and Client Services organizations, we work to ensure the safe handling of PHI by:

•       providing each employee with our privacy and security manual explaining practices and procedures for handling PHI;

•       mandating privacy and security training and updates for all of our employees or new hires;

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

Sales and Marketing Strategy

Organized primarily by product line, the members of our sales and marketing teams focus on building and maintaining strong customer and prospect relationships within local markets to generate new sales. Within our existing customer base, we promote and sell hardware upgrades, maintenance services, add-on software modules and EDI services. As of December 31, 2006, we had 10 sales and marketing personnel, including sales and marketing management, telemarketing, telesales and field sales representatives.

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

•       reputation and stability of the seller; and

•       price.

Our principal competitors include organizations such as Sage Software Healthcare Solutions /Medical Manager, Per-Se/Medisoft, QSI/NextGen, Misys Physician Systems and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed niche products offered with varying feature sets and at various price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. In addition, as the market for our products continues to develop, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services.

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

Government Regulation

Health Insurance Portability and Accountability Act of 1996 (HIPAA)

HIPAA was enacted in 1996 and required the Department of Health and Human Services, or HHS, to adopt national standards for the electronic transmission of healthcare transactions, and to adopt standards to ensure the privacy and security of such information. The confidentiality of protected health information

(PHI) and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws. Regulations governing the electronic transmission, privacy, and security of PHI are covered by HIPAA guidelines which are often vague and open to interpretation. There are three primary sets of standards included within the HIPAA regulations:

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

Transaction Standards.   The Transaction Standards became effective in October 2003; however, many covered entities, including many providers and insurance payers were not fully compliant as of that date. In response to concerns communicated to the Centers for Medicare and Medicaid Services (CMS) regarding the readiness of a significant portion of the covered entities for the October 2003 deadline and the consequences to the healthcare industry if significant claim processing problems occur at that time, CMS released its “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 2003 Implementation Deadline” (which we refer to as the CMS Guidance). Under CMS’s contingency plan for Medicare, it announced that it will continue to accept claims in both HIPAA standard and legacy formats, with the legacy formats to be accepted for a period to be determined by CMS based upon a regular reassessment of the readiness of its electronic “trading partners.”  However, effective in July 2004, only claims that are compliant with the Transaction Standards were to be reported as electronic media claims (EMC), which may be paid no earlier than after a 13 day waiting period. All other claims (including both electronic claims that are not compliant with the Transaction Standards, as well as paper claims) may be paid no earlier than after a 26 day waiting period. Our SecureConnect clearinghouse has been processing HIPAA compliant transactions since August 2003.

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

Because we also provide services to covered entities, we have agreements with certain of our customers to provide assurances that we will appropriately safeguard any PHI we receive from such customers. The contracts establish the permitted and required disclosures of PHI, preclude use or further disclosure of the information in a manner that would violate the Regulations and allow the covered entity to pursue remedies outlined in HIPAA or terminate the contract in the case of a material breach by us. We continue to monitor HIPAA activity and are prepared to incorporate the necessary changes to our software products or our operations to ensure compliance.

Privacy Standards.   These rules became effective in April 2001 and the compliance date for most entities was April 2003. The Privacy Standards apply to the portions of our business that process healthcare transactions or provide certain technical services to other participants in the healthcare industry, and certain of our portal services may be affected through contractual relationships. These rules require us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, to obtain individual authorizations for some activities, and to provide certain access rights to individuals. The rules have required us to incur product development costs and we may continue to incur additional costs to comply. The rules restrict the manner in which we transmit and use the information, and may adversely affect our ability to generate revenue from the provision of de-identified information to third parties. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

Security Standards.   These rules became effective in April 2005 and establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.”  Complying with addressable implementation specifications requires a business to assess whether they constitute a reasonable and appropriate safeguard for the particular business; if not, an alternative approach must be designed and implemented to achieve the particular standard. The Security Standards apply to the portions of our business that process healthcare transactions, provide certain technical services to other participants in the healthcare industry, or enable electronic communications of patient information among healthcare industry participants, and certain of our portal services may be affected through contractual relationships. Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. In 2005 we deployed enhancements to our core products that allow a practice to more easily comply with the Security Standards. We are unable to predict what changes might be made to the Security Standards or how those changes might help or hinder our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

NPI Standard.   On January 23, 2004, HHS published the final HIPAA standard for a unique health identifier for healthcare providers, commonly referred to as the National Provider Identifier (NPI) Standard. The NPI Standard requires healthcare providers that transmit any health information in electronic form in connection with a HIPAA covered transaction to obtain a single, 10 position all-numeric NPI from the National Provider System, and to use the NPI in standard transactions where a provider identifier is required. Health plans and healthcare clearinghouses must use a provider’s NPI to identify the provider on all standard transactions where that provider’s identifier is required. Most participants in the healthcare industry are required to be in compliance with the NPI Standard by May 23, 2007. We have made product development investments to all of our core products that allow our clients to meet the compliance date for the NPI Standard. We believe that our products will allow our customers to meet this requirement, however, factors out of our control may prevent our customers from successfully complying with the NPI Standard using our products. We are unable to predict how successful our customers will be in adopting and implementing these changes. For example, if our customers are not able to upgrade their systems to the product version that supports the NPI Standard, customers may choose to cancel their contract with us. The effect of the NPI Standard is difficult to predict and there can be no assurances that our revenues will not be adversely affected, that we will adequately address business risks created by the NPI standard and its implementation, or that we will be able to take advantage of business opportunities resulting from implementation of the NPI Standard.

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

Employees

As of February 28, 2007, we employed 85 persons, including 10 in sales and marketing, 48 in customer support services, 16 in product development and 11 in administration, finance and management. In order to augment our hiring of ready-to-work skilled individuals, we utilize several programs to educate and train our work force. Our employees are not represented by a labor union and we have not experienced any work stoppages and consider relations with our employees to be good.

Additional Information

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

Item 2. Description of Property

We currently lease approximately 6,500 square feet at our principal executive and corporate headquarters at 11060 White Rock Road, Suite 210, Rancho Cordova, California, that expires in September 2007. We also lease space at four additional locations throughout the United States, with lease terms expiring at various dates through 2011. We believe that these facilities are adequate for our current operations, and that additional leased space or changes to existing spaces can be obtained as needed. We have subleased some space in our Boulder, Colorado facility. Both this lease and the sublease expire in July 2007.

Item 3. Legal Proceedings

In June 2005, a former employee filed a complaint against us alleging discrimination based on age and gender in connection with his February 2005 termination. Although we did not agree that we acted in a discriminatory manner, our insurer agreed to settle this claim for a total payment of $24,500 plus $9,500 in legal fees which was accrued for in September 2005 and paid in December 2005.

In February 2005, a former customer filed a complaint in state court in New York against the Company alleging that we breached a contract with, and certain warranties to, the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant. The customer seeks damages of $192,896.00. In March 2005, we removed the case to the United States District Court for the Western District of New York. We believe the allegations to be without merit and are actively defending the claims. We have answered the complaint denying the claims and asserting certain affirmative defenses. We have moved for summary judgment in our favor against all of plaintiff’s claims. This motion is pending before the Court.

In January 2006, a former customer filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The customer sought $236,049 in damages. The case was removed to Federal court in Nevada and upon motion by us, transferred to the Federal district court in Sacramento. We answered the complaint and filed a counterclaim for recovery of the value of uncompensated services we provided. The matter was settled in November 2006 and in connection with the settlement, we agreed to pay $55,000 to this customer over a twelve month period. This settlement amount was accrued at December 31, 2006.

We are party to various legal actions arising in the normal course of business. Matters where an unfavorable outcome is probable and which can be reasonably estimated are accrued. Such accruals were $98,000 and $82,000 at December 31, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock currently trades on the OTC Bulletin Board under the symbol “VMDC.OB”. The following table shows the high and low bid information for our common stock as reported by the OTC Bulletin Board:

	2006		2005
Period	High	Low	High	Low
First Quarter	$0.74	$0.40	$1.75	$0.80
Second Quarter	$0.75	$0.26	$1.25	$0.85
Third Quarter	$0.55	$0.37	$0.95	$0.51
Fourth Quarter	$0.52	$0.30	$0.94	$0.44

The quotations above reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2007, we had 143 registered owners of our common stock and a substantially greater number of beneficial owners.

We have not declared any cash dividends on our common stock since our inception in 1995. We currently intend to retain any future earnings for growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

On February 16, 2007, we signed a definitive agreement to be acquired by Nightingale Informatix Corporation (Nightingale) (TSX-V: NGH) of Ontario, Canada. The acquisition, expected to close in the second quarter of 2007, is conditioned upon a majority vote of the common stockholders and other customary conditions. The definitive agreement with Nightingale calls for our stockholders to receive a fixed cash price of $0.75 per share. We have filed materials related to the proposed merger with the Securities and Exchange Commission and mailed the definitive proxy statement for the special stockholders meeting scheduled to take place on April 18, 2007.

Equity Compensation Plans

The following table sets forth certain information with respect to the 1998 Stock Option/Stock Issuance Plan and equity compensation plans not approved by security holders as of February 28, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,213,443	$0.70	1,028,683
Equity compensation plans not approved by security holders	4,574,771	$1.06	—

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-KSB and is designed to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is comprised of:

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

•       Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of December 31, 2006.

•       Forward Looking Statements and Risk Factors. This section describes circumstances or events that could have a negative effect on our financial results or operations that could change, for the worse, existing trends in our business. The factors discussed in this section are divided into three categories—risks associated with the proposed merger, risks associated with our business and risks associated with our industry.

Introduction

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. We are a diversified healthcare information systems supplier headquartered in Rancho Cordova, California with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our core software products including RidgeMark, Northern Health Anesthesia, Helper and ChartKeeper as well as our SecureConnect electronic transaction services. We are dedicated to providing these cost effective, easy to use solutions that empower healthcare providers and their staff with the tools and data they need to improve productivity and reimbursements. We have developed a customer base of approximately 18,000 physicians, anesthesiologists and behavioral health providers nationwide through both acquisitions and internal growth. We have not completed any acquisitions since 1999. In 2005 and 2006 we established relationships with Value Added Resellers (VARs). We hope to generate revenues from these relationships in the future; however this has not been an area of focus for us.

From 2003 and through 2005, we focused on migrating our customers that were using our legacy technology products (products that we were actively selling and supporting in 2004 and prior) to our Windows-based products and services. The process of discontinuing support of, or sunsetting, these legacy technology products was substantially completed during the first quarter of 2005 and as this process concluded, we experienced a significant decline in order activity. During this migration and sunset process we initiated various restructuring plans including an evaluation of our product development initiatives, consolidation of certain operating facilities, reductions of our workforce, and other cost-cutting measures that have significantly reduced our cash usage and net losses. We also made a number of investments to enhance our products and improve the quality of our customer support and are currently focusing our operations on growing our market share with new sales of our Northern Health product, improving customer satisfaction of our RidgeMark customer base and increasing recurring revenues from our Helper customers.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. We used these funds for working capital purposes, including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

In February 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds were approximately $492,000. We have used these funds for working capital purposes and for consideration of broader strategic opportunities, including the proposed merger with Nightingale Informatix Corporation (“Nightingale”) described below. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described above. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

On February 16, 2007, we signed a definitive agreement to be acquired by Nightingale Informatix Corporation (Nightingale) (TSX-V: NGH) of Ontario, Canada. The acquisition, expected to close in the second quarter of 2007, is conditioned upon a majority vote of the common stockholders and other customary conditions. The definitive agreement with Nightingale calls for our stockholders to receive a fixed cash price of $0.75 per share. We have filed materials related to the proposed merger with the Securities and Exchange Commission and mailed the definitive proxy statement for the special stockholders meeting scheduled to take place on April 18, 2007.

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

•       Electronic services. These revenues are derived from supporting electronic transactions initiated by our customers including insurance claim processing, electronic patient statement printing and mailing, electronic remittance advice, claim scrubbing and claim eligibility and related set up fees. With the exception of set up fees, we consider these revenues to be recurring in nature.

Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) represent a significant portion of our total revenues. We believe that recurring revenues will continue to constitute a substantial share of our total revenues. Non-recurring revenues include revenues generated from sales of software and systems and related training, data conversion and installation services. Recurring revenue is not a measurement defined by US GAAP and should not be considered an alternative to, or more meaningful than, revenues as defined by US GAAP. Not all companies calculate recurring revenues in the same manner as we do or at all. Accordingly, our recurring revenue data may not be comparable with that of other companies. We have included the following information concerning recurring revenues because we believe recurring revenues provide useful information regarding our overall revenue mix. Although total recurring revenues decreased from 2005 to 2006, as our legacy product sunset process concluded with the sale of our Hawaii division, recurring revenues associated with our core product group have increased 4.2% from $7.6 million in the year ended December 31, 2005 to $7.9 million for the year ended December 31, 2006.

	Years Ended December 31,
	2006	2005
Recurring (non-GAAP)	$8,550	$11,138
Non-recurring (non-GAAP)	2,410	4,157
Total revenues (GAAP)	$10,960	$15,295

The selected consolidated financial data set forth below are derived from our audited financial statements and should be read in connection with our consolidated financial statements and related notes included in this Form 10-KSB.

Selected Consolidated Financial Data

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004	2003	2002(1)
Consolidated Statement of Operations Data:
Total revenues	$10,960	$15,295	$22,120	$21,855	$21,744
Total cost of revenues	5,337	9,738	13,109	12,312	12,499
Total gross margin	5,623	5,557	9,011	9,543	9,245
Gross margin percentage	51.3%	36.3%	40.7%	43.7%	42.5%
Operating expenses:
Selling, general and administrative	4,627	7,082	8,699	8,510	11,391
Product development	1,585	2,184	2,519	2,637	2,975
Depreciation and amortization	145	243	477	769	1,184
Stock-based compensation	391	334	113	27	—
Restructuring, impairment and other charges	13	(13)	1,052	1,318	1,748
Gain on sale of DentalMate business	—	—	(41)	(571)	—
Total operating expenses	6,761	9,830	12,819	12,690	17,298
Loss from operations	(1,138)	(4,273)	(3,808)	(3,147)	(8,053)
Gain on sale of Hawaii operation	235	—	—	—	—
Interest and other income (expense), net	(80)	(7)	(97)	10	7
Net Loss	$(983)	$(4,280)	$(3,905)	$(3,137)	$(8,046)
Basic and diluted loss per share(2)	$(0.07)	$(0.31)	$(0.47)	$(0.37)	$(0.95)
Weighted-average shares-basic and diluted(2)	14,869	13,951	8,285	8,400	8,493

	As of December 31,
	2006	2005	2004	2003	2002(1)
Consolidated Balance Sheet Data:
Working capital	$(3,558)	$(3,936)	$(4,900)	$(2,187)	$(769)
Cash, cash equivalents and short-term investments	820	636	946	2,359	2,682
Long-term investments	—	—	—	—	804
Total assets	1,877	2,764	3,950	7,638	9,964
Long-term debt, net of current portion	32	42	—	195	555
Accumulated deficit	(82,158)	(81,175)	(76,895)	(72,990)	(69,853)
Total stockholders’ equity (deficit)	$(3,500)	$(3,410)	$(4,262)	$(483)	$2,694

(1)          As restated. See Note 2 to Consolidated Financial Statements included in our Form 10K-SB filed with the Securities and Exchange Commission on March 30, 2005.

(2)          Potentially dilutive securities from stock options, warrants or convertible notes have been excluded for all loss years.

Results of Operations

The following table sets forth certain data expressed as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2006	2005
Total revenues	100.0%	100.0%
Total cost of revenues	48.7	63.7
Total gross margin	51.3	36.3
Operating expenses:
Selling, general and administrative	42.2	46.3
Product development	14.5	14.3
Depreciation and amortization	1.3	1.6
Stock-based compensation	3.6	2.2
Restructuring, impairment and other charges	0.1	(0.1)
Total operating expenses	61.7	64.3
Loss from operations	(10.4)	(28.0)
Interest and other income (expense), net	1.4	(0.1)
Net loss	(9.0)%	(28.1)%

Results of Operations for the year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues.   Total revenues for the year ended December 31, 2006 were $11.0 million compared to $15.3 million for the year ended December 31, 2005, a decrease of $4.3 million, or 28.3%. A significant portion of the decrease in revenues was related to our legacy product sunset process which was substantially completed during the first quarter of 2005 and completed with the sale of our Hawaii operation in February 2006. A decrease in sales of our RidgeMark product also contributed to the decrease as we ended our focus on RidgeMark migration sales in 2006 and experienced a significant decline in related order activity. These decreases were partially offset by increases in revenues from our Helper and Northern Health product lines. While we continue to derive some revenues from our legacy product lines, we expect these revenues to be insignificant in 2007.

Non-recurring revenues (revenues generated from sales of software and systems and related training, data conversion and installation services) decreased $1.7 million, or 42.0%, to $2.4 million for the year ended December 31, 2006 down from $4.2 million for the year ended December 31, 2005 primarily due to the decrease in sales of RidgeMark as the migration process concluded as described above. Recurring revenues (revenues derived from software and hardware maintenance, billing and electronic services) also decreased $2.6 million, or 23.2%, to $8.6 million for the year ended December 31, 2006 down from $11.1 million for the year ended December 31, 2005. This decrease was primarily due to the loss of customer support revenues in connection with the sale of our Hawaii operation in February 2006 that we believed to be unprofitable as well as other legacy product lines in connection with the sunset process. These decreases in recurring revenues were partially offset by a $316,000, or 4.2%, increase in recurring revenues from our core product lines.

Software and Systems.   Software and systems revenues decreased $1.1 million, or 36.5%, from $3.1 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006. The decrease in software and systems revenues was due to our installing significantly fewer RidgeMark systems during 2006 compared to 2005 as the migration process came to an end.

Customer Support.   Customer support revenues decreased $2.6 million, or 31.5% from $8.1 million for the year ended December 31, 2005 to $5.6 million for the year ended December 31, 2006. A significant portion of this decrease in revenues was related to our legacy product sunset process which was substantially completed during the first quarter of 2005 and completed with the sale of our Hawaii operation in February 2006. A decrease in service revenues related to our RidgeMark product also contributed to the decrease in revenues.

Electronic Services.   Electronic services revenues decreased $641,000, or 15.8%, from $4.1 million for the year ended December 31, 2005 to $3.4 million for the year ended December 31, 2006. This decrease was primarily due to an $825,000 decrease in electronic services revenues from our legacy products which was partially offset by an increase in electronic services revenues from our core products.

Cost of Revenues.   Total cost of revenues decreased $4.4 million, or 45.2%, from $9.7 million for the year ended December 31, 2005 to $5.3 million for the year ended December 31, 2006. Gross margin (total revenues less cost of revenues, divided by total revenues) increased from 36.3% to 51.3%. The decrease in total cost of revenues is a result of various factors including: fewer new product sales, reduced labor spending, and better pricing from vendors as described below, as well as other cost-cutting measures.

Software and Systems.   Software and systems cost of revenues include software licensing costs and costs of computer hardware and supplies. Software and systems cost of revenues decreased $727,000, or 63.9%, from $1.1 million for the year ended December 31, 2005 to $411,000 for the year ended December 31, 2006. Gross margin on software and systems improved from 63.6% to 79.3%. The improvement in gross margin is primarily due to the decrease in sales of our RidgeMark product that often included a significant amount of hardware at low margins.

Customer Support.   Costs for customer support include salary and benefits for employees responsible for customer support, product installation and training as well as costs for support provided by third-parties. Customer support cost of revenues decreased $3.0 million, or 50.8%, from $5.9 million for the year ended December 31, 2005 to $2.9 million for the year ended December 31, 2006. Gross margin on customer support increased from 27.3% for the year ended December 31, 2005 to 47.8% for the year ended December 31, 2006. This increase in gross margin was primarily the result of reductions in labor costs, including contract labor, as well as improved pricing from vendors.

Electronic Services.   Costs for electronic services consist of third-party costs and salaries and benefits of staff for electronic claim processing as well as costs for patient statement printing and mailing. Electronic services cost of revenue decreased $677,000, or 25.0%, from $2.7 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006. Gross margin on electronic services increased from 33.4% for the year ended December 31, 2005 to 40.7% for the year ended December 31, 2006. The improvement in gross margin is primarily due to better pricing from service vendors.

Selling, General and Administrative (SG&A).   SG&A expenses consist primarily of salaries, commissions and benefits of sales staff, executive, accounting and administrative personnel, legal and professional service fees, advertising and promotional materials, communications, facility costs and insurance. SG&A expenses decreased $2.5 million, or 34.7%, and were $7.1 million, or 46.3% of revenues for the year ended December 31, 2005 and $4.6 million, or 42.2% of revenues for the year ended December 31, 2006. The decrease in SG&A expense was primarily related to a reduction in spending on sales and marketing activities as we completed the RidgeMark migration process and shifted our focus to customer satisfaction of our RidgeMark customer base, market position of Helper and growth of our Northern Health market niche. To a lesser extent, the decrease was related to decreases in bad debt expense, office rent, travel, telecommunications costs and the impact of several other cost cutting measures implemented throughout 2005 and 2006.

Product Development.   Product development expenses consist primarily of compensation and related costs for employees and fees for independent contractors and relate primarily to the on-going development and product testing activities for our Windows-based products. Product development expenses decreased $599,000, or 27.4%, from $2.2 million, or 14.3% of revenues for the year ended December 31, 2005 to $1.6 million, or 14.5% of revenues, for the year ended December 31, 2006. This decrease was due to reductions in labor as we completed certain development milestones for our products and reorganized our development organization.

Depreciation and Amortization.   Depreciation expense is recognized on a straight line basis over the estimated useful lives of our fixed assets and decreased $84,000, or 36.7%, from the year ended December 31, 2005 to 2006, primarily due to certain fixed assets that became fully depreciated during 2005 and 2006. Amortization expense is recognized on a straight line basis over the estimated useful lives of our non-goodwill related intangible assets and decreased $14,000, or 92.3%, to $1,000 for the year ended December 31, 2006 as we wrote off all remaining intangible asset balances in connection with the sale of our Hawaii based operation in February 2006.

Restructuring.   In 2005 and 2006, our restructuring reserve included costs related to two leased facilities in Boulder, Colorado that were vacated in 2002. In the second quarter of 2004, we signed an agreement to terminate and buyout the lease for one of the facilities. In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that were to be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve. The termination agreement required us to pay approximately $22,000 upon signing and required us to make monthly payments of approximately $4,000 through July 2006. The balance of the restructuring reserve covers lease payments we expect to make on the second facility which expires in June 2007.

The components of our restructuring provision and activity in the reserve for the two years ended December 31, 2006 were as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
2005 net benefit	(13)
Cash payments	(147)
December 31, 2005 balance	84
2006 net expense	13
Cash payments	(74)
December 31, 2006 balance	$23

Stock-based compensation.   We account for stock options using a fair value method, as allowed under SFAS No. 123R. We have elected to use the prospective method of adoption, resulting in the recognition of stock-based compensation expense of $391,000 for the year ended December 31, 2006 and $334,000 for the year ended December 31, 2005. This expense is associated with options we have granted to employees, directors and executives from 2003 to 2006 and is based on an estimate of fair market value of each option on its date of grant using the Black-Scholes option pricing model.

Interest and Other Income (Expense), Net.   Interest income decreased $22,000 from the year December 31, 2005 to 2006 and interest expense and other, net increased $51,000 from the year ended December 31, 2005 to 2006. In 2006, we recorded a gain of $235,000 relating to the sale of our Hawaii operation.

Income Taxes.   We did not record a provision for income taxes for the years ended December 31, 2006 or 2005, as we did not generate book or taxable income. At December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $51 million and $10 million, respectively, that expire in various years through 2026. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

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

Revenue Recognition.   Fees from sales of licenses are recognized as revenue in accordance with AICPA Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended by SOP 98-9, and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence of an arrangement exists. We generally charge a one-time license fee for the right to use our proprietary software. The amount of the license fee is fixed and specified at the inception of the license agreement and is generally part of a multiple element arrangement. The license fee is not subject to adjustment based on future usage or an obligation to distribute further copies. Payment of the license fee for one of our products is due prior to shipment and for our other products is due upon delivery and acceptance, generally within 90 days from the date of contract execution. We do not offer cancellation provisions and in a limited number of cases, we have offered extended payment terms.

Multiple element arrangements generally include (i) a proprietary software license, (ii) third-party software, hardware, and implementation, and (iii) training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. We generally collect a deposit upon contract execution of at least 50% before proceeding to fulfill the contract. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as customer deposits and included in current liabilities.

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

Allowance for doubtful accounts.   We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review we consider the age of the receivable balance, the reason for the delinquency, our historical experience, and the credit-worthiness of the customer . We consider a number of matters when granting credit to customers including our prior experience with them, their current cash resources, and ability to obtain lease financing, if applicable.

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

Income taxes.   We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $51 million and $10 million, respectively. The potential tax benefits were fully reserved and therefore are not $-recorded on the balance sheet as an asset.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 but do not believe that it will have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 but do not believe that it will have a material impact on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 became effective for us beginning January 1, 2006. SAB 108 has not had a significant impact on our consolidated financial statements included in this annual report.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156,  “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156” ). SFAS 156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS 140 be initially measured at fair value, if practicable. SFAS 156 is effective for us beginning January 1, 2007. The implementation of this standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for us beginning January 1, 2007. The implementation of this standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Net cash used for operating activities was $702,000 for the year ended December 31, 2006 compared to $4.6 million for the year ended December 31, 2005. A majority of this difference was due to a decrease in our net loss from $4.3 million for the year ended December 31, 2005 to $983,000 for the year ended

December 31, 2006. The decrease in our net loss from 2005 to 2006 was primarily due to a reduction in spending in a number of categories, most notably salaries and wages. A $745,000 decrease in accounts payable and accrued liabilities and $235,000 gain from the sale of our Hawaii operation were the primary uses of cash in 2006. These uses of cash were partially offset by cash generated from a $331,000 reduction in accounts receivable, as well as decreases in prepaid expenses, customer deposits and deferred revenues. Cash used in operations in 2005 included a $1.2 million reduction in accounts payable and accrued liabilities and a $620,000 reduction in customer deposits and deferred revenues. These uses of cash were partially offset by decreases in accounts receivable and prepaid expenses.

Investing activities included capital expenditures of $29,000 in the year ended December 31, 2006 and $49,000 in the year ended December 31, 2005. In 2006, we received cash of $605,000 in connection with the sale of our Hawaii operation. In 2005, we purchased $4.0 million of investments with the proceeds from our March 2005 private placement which were later sold.

Net cash provided by financing activities was $310,000 for the year ended December 31, 2006 and was primarily due to the $500,000 private placement in June, which was partially offset by $192,000 for payments on debt. Financing activities provided cash of $4.4 million for the year ended December 31, 2005 primarily due to our receipt of $4.6 million received for the sale of stock and warrants which was partially offset by a use of cash of $448,000 for payments on debt. In addition, we received cash of $222,000 during the year ended December 31, 2005 from stock option exercises.

In February 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with service and transaction fees that were earned within the first quarter of 2006.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds were approximately $492,000.

At December 31, 2006, we had $820,000 of cash and cash equivalents and negative working capital of $3.6 million, and we used $702,000 of cash in our operations for the year ended December 31, 2006. We also had a deficit in stockholder’s equity. In order for us to achieve and sustain positive operating cash flow, working capital or profitability we will need to increase our revenues from non-recurring sources and may need to make additional changes to our cost structure and operating plan. Considering our current sales forecast, cash management practices and projected operating expenses, we believe that we can make any changes necessary to ensure that our cash and investments will be sufficient to meet our cash flow needs through at least December 2007. However, there can be no assurances that our plans will succeed and sustained long term profitability will depend on our ability to significantly increase our sales volumes. If the acquisition by Nightingale is not completed, we may seek to raise additional funds for working capital purposes, to fund the acquisition or development of an Electronic Medical Records product, fund additional marketing expenditures, enhance our operating infrastructure and respond to competitive pressures. Additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure could be limited without a substantial increase in sales. Capital expenditures for equipment, furniture and software are expected to be limited during the next 12 months.

In its report dated March 23, 2007 regarding our financial statements, our registered independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of our net losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those discussed below under the caption “Forward-Looking Statements and Risk Factors—Risks Associated With Our Business.”

Debt and Lease Obligations

At December 31, 2006, we had $104,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 7.0% to 10.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2006, we had $42,000 in capital leases that mature from February 2010 to July 2010. At December 31, 2005, we had $130,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $52,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2011. We have subleased some space in our facility in Boulder, Colorado.

Future minimum payments under all debt and lease obligations at December 31, 2006 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2007	$104	$16	$258
2008	—	15	179
2009	—	15	98
2010	—	5	79
2011	—	—	13
Total minimum payments	104	51	$627
Less: interest on capital lease obligations at rates of 10.77% to 11.8%	—	(9)
Less: current maturities	(104)	(10)
Long-term portion	$—	$32

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $46,000 in 2007.

Forward-Looking Statements and Risk Factors

Special Cautionary Notice Regarding Forward-Looking Statements and Risk Factors

This Annual Report on Form 10 KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We are not obligated and expressly disclaim any obligation, to update any forward-looking statements.

Risks Associated with the Proposed Merger

Failure To Complete The Proposed Merger With Nightingale Could Negatively Impact Our Stock Price, Future Business, Or Operations

We have signed a merger agreement with Nightingale Informatix Corporation of Ontario, Canada, whereby all of our outstanding shares will be purchased at a fixed cash price of $0.75 per share. We cannot guarantee that we will be able to meet all of the requirements for completing the merger, nor can we guarantee that Nightingale will be able to secure the amount of funds required to purchase all of our outstanding common shares. In addition, certain terms of the agreement allow for Nightingale to withdraw its offer in the event of a material adverse event that may occur between now and closing. If the merger is not completed as a result of these or any other factor, our reputation could be seriously damaged and this news would likely cause our share price to drop and cause substantial financial losses for our shareholders.

If the merger is not completed, we may be subject to a number of material risks, including the following:

•       We may be required under certain circumstances to pay Nightingale a termination fee of $900,000 plus all out-of-pocket expenses up to a maximum of $1,200,000;

•       The price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed; and

•       Costs related to the merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid, even if the merger is not completed.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the merger agreement. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, disposition, consolidation, dissolution, sale of assets or other business combination, other than with Nightingale.

Failure To Satisfy Or Waive Certain Conditions Could Prevent The Merger From Occurring.

The closing of the merger is contingent upon various conditions being satisfied or waived. If all the conditions are not satisfied or waived, the merger will not occur. If the merger does not occur, we will lose the intended benefits of the merger. The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before we and/or Nightingale are obligated to complete the merger:

•       The merger agreement must be adopted and the merger approved by the holders of a majority of the outstanding shares of our common stock as of the record date;

•       There must not be any order, injunction or decree preventing the completion of the merger;

•       There shall have been no material adverse effect on our business, assets (including intangible assets),  financial condition, capitalization or results of operations;

•       At the effective time of the merger we must have available cash on hand of at least $500,000, less certain fees and expenses;

•       Employment and non-competition agreements between Nightingale and our management must remain in full force and effect

•       Certain agreements must be terminated or amended;

•       All of our outstanding options and warrants must be terminated.

Any termination of the merger agreement, regardless of whether termination expenses are required to be paid, could lead to a possible decline in the market price of our common stock to the extent current market prices reflect a market assumption that the merger will be completed on the agreed-upon terms.

The Contractual Provision That Requires Us To Pay A Termination Fee Could Adversely Affect Our Financial Condition And May Discourage Other Companies From Trying To Acquire Us

Under the merger agreement, we have agreed to pay a termination fee to Nightingale of $900,000 plus out-of-pocket expenses up to an aggregate of $1,200,000 in particular circumstances, including circumstances in which a third party seeks to acquire or acquires us. This termination fee could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater consideration to our stockholders than Nightingale has offered in the merger agreement. In addition, payment of the termination fee could have a material adverse effect on our financial condition.

General Uncertainty Related To The Merger Could Harm Our Revenues, Ability To Retain Key Personnel, Stock Price And Operating Results

Our customers may, in response to the pendency of the proposed merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline. Similarly, our employees may experience uncertainty about their future role after the merger is completed. This may harm our ability to attract and retain key management, sales, marketing and technical personnel. The disruption of our businesses caused by these issues could cause quarterly and annual operating results to be lower than expected.

Contractual Provisions In The Merger Agreement Contain Significant Restrictions On Our Operations That Would Require The Consent Of Nightingale To Deviate From

Under the merger agreement, we have agreed to certain restrictions on the conduct of our business, including but not limited to not making capital expenditures in excess of $10,000, not issuing any additional securities, not acquiring any other business or company, not amending any employee plan, not commencing any litigation, not incurring any additional indebtedness, and others, in each case without the consent of Nightingale. The effect of these provisions is that we may not be able to take actions we otherwise might believe are in the best interests of our stockholders unless we can convince Nightingale to consent, and there can be no assurances that such consent would be obtained on acceptable terms or at all.

Risks Associated with our Business

We Have Received A “Going Concern” Opinion From Our Registered Independent Public Accounting Firm, We Have A History of Operating Losses And May Not Achieve Profitability Sufficient To Generate A Positive Return On Shareholders’ Investment

We incurred a net loss of $983,000 for the year ended December 31, 2006 and as of December 31, 2006 our accumulated deficit was $82.2 million. Our consolidated financial statements for the year ended December 31, 2006 have been prepared on a “going concern” basis; however, in its report dated March 23, 2007 regarding our 2006 financial statements, our registered independent public accounting firm referred to substantial doubt about our ability to continue as a going concern as a result of our recurring losses, accumulated deficit, stockholders deficit and other factors. Our future profitability will depend on many factors, including those disclosed in the risk factors below, but in the near-term will depend primarily on our ability to (i) increase sales of our core Windows-based products to new customers and (ii) restructure our operations to match our sales volumes. We cannot assure you that these plans will succeed or that we will ever become profitable.

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

Our Need For Additional Financing Is Uncertain, As Is Our Ability To Raise Further Financing If Required

At December 31, 2006, we had $820,000 of cash and cash equivalents and had negative working capital of $3.6 million. We may need to raise additional funds to respond to business contingencies which may include the need to: cover any losses; fund expansion; fund additional marketing expenditures; enhance our operating infrastructure; respond to competitive pressures; or acquire or develop complementary businesses or necessary technologies.

Additional financing may not be available on terms acceptable to us, or at all. In the event that such financing, if it occurred, requires the issuance of additional shares of our capital stock, a shareholder will experience dilution in their ownership. While the merger agreement with Nightingale is in effect, we are restricted from issuing new securities without their consent. If adequate funds are not available or are not available on terms acceptable to us or, if applicable, Nightingale, our ability to fund our operations, take advantage of opportunities, develop products or services, expand sales and marketing efforts or otherwise respond to competitive pressure could be significantly limited.

If We Fail To Properly Manage Our Revenues And Expenses, We May Be Unable To Achieve Profitability Or Positive Cash Flow; Our Cost Reduction Efforts Have Strained Our Resources

We have experienced significant fluctuations, both increases and decreases, in the volume of order activity received which has put a significant strain on our resources, including cash. In the event that we are unable to properly scale our client services and other groups to timely install, implement and support our current levels of order activity and our current customer base in a cost effective manner, we may not be successful in our future operations.

Any Failure To Comply With the HIPAA Legislation, Including The NPI Standard And Regulations Governing The Confidentiality And Integrity Of Protected Health Information (PHI), Could Result In Severe Legal And Financial Liability, And Could Harm Our Business Reputation And Cause Our Revenues To Decrease

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

If we are unable to develop our products to meet the NPI Standard in a timely manner, or at all, our revenues may be significantly impacted. In order for our products and electronic services to comply with the NPI requirements, we must make programming changes to our core practice management products as well as our SecureConnect clearinghouse. Even if we make the programming changes required by NPI, our customers may not be able to upgrade their systems. Any failure to deliver NPI functionality to our customers could subject us to severe legal and financial liability.

We Could Be Subject To Breach Of Warranty, Product Liability Or Other Claims If Our Software Products Contain Errors Or Experience Failures

Undetected errors in the software and systems we provide to customers or the software and systems we use to provide services could cause serious problems for our customers. If errors like this occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. We also provide products and services that assist in healthcare decision-making, including some that relate to patient medical histories and treatment plans. If these products malfunction or fail to provide accurate and timely information, we could be subject to product liability claims. In addition, we could face breach of warranty or other claims or additional development costs if our software and systems do not meet contractual performance standards, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions, future versions or enhancements.

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

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. We believe that we will need an Electronic Medical Records (EMR) product that we can sell to new and existing customers in order to maintain and grow our business. It is unlikely that we can develop this product offering in a timely manner considering our current financial position. If we cannot develop or acquire this technology, or complete the Nightingale merger and successfully implement their EMR technology, we may be unable to grow our business or achieve sustained profitability and positive operating cash flow. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

We May Be Subject To State Or Local Taxes That Could Harm Our Business

In the past, we have not consistently collected sales or local taxes on revenues from customers located in states other than the state where the sale originated. We are monitoring our state-by-state obligations to collect sales tax and have made provisions, where considered necessary, where audits have revealed deficiencies or in the event that one or more states seek to impose sales tax collection obligations on out-of-state companies similar to ours. We have also entered into agreements, or intend to enter into agreements, with tax reporting jurisdictions and have revised our tax collection procedures. However, based on the nature of our operations and the acquisitions we have made, as well as the complexity of the laws that govern state and local taxes, the determination of our obligation to collect taxes in certain jurisdictions is complex and requires significant judgment. A successful assertion by states where we have not made provisions for sales and local taxes could seriously harm our business.

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

We Rely On Third Parties To Provide Services That Are Critical To Our Business Which Reduces Our Control Over Pricing And Quality Assurance

We rely on third parties to provide services that are critical to our business. For example, we use national clearinghouses for the processing of insurance claims and the printing and delivery of patient billings for our customers. We have also outsourced some of our product testing, installation and hardware maintenance services. Our reliance on these third parties involves a number of risks, including, but not limited to:

•       reduced control over delivery schedules, quality assurance and equipment costs;

•       lack of guaranteed production capacity or product supply;

•       our ability to transition to alternate sources, if necessary; and

•       dependence on external resources to implement HIPAA transaction standards.

Our Stock Trades On The Over The Counter Bulletin Board

On September 24, 2002, our stock was delisted from the NASDAQ Stock Market for failing to meet the minimum bid price requirement of $1.00. As a result, our stock now trades on the OTC Bulletin Board. Stockholders may have difficulty buying and selling our stock on the OTC. We are dependent on professional market makers to facilitate trading of our stock on the OTC. If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities. In addition, because the market price for our stock has been below $1.00, the stock may be deemed a penny stock, which would subject the stock to additional sales practice rules on broker-dealers who sell our securities. As a result of these additional obligations, some brokers may not effect transactions in our stock, which could adversely affect the liquidity and pricing of our stock.

Fluctuations In Our Quarterly Operating Results May Cause Volatility Or Decline In The Market Price Of Our Common Stock

It is possible that our revenues and operating results may fall below the expectations of our investors in future quarters and years. If we fail to meet or surpass the expectations of our investors, the market price of our common stock will most likely decline. We expect that our quarterly revenue and operating results may fluctuate as a result of a number of factors, including our ability to successfully sell our products, changes in customer demand for our applications and services, entry into new healthcare markets, introduction of new products and service offerings and reductions in prices of products by our competitors, delays in development and other quality factors and changes within the healthcare industry.

We base our expense levels in part upon our expectations concerning future revenues, and these expense levels are relatively fixed in the short term. If we recognize revenues less than what we expect, we may not be able to make corresponding reductions in our spending in the short term. Any shortfall in revenues would have a direct impact on our results of operations. Fluctuations in our quarterly results or the failure to meet investor expectations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

We May Not Be Able To Realize The Benefits Of Our Marketing Programs And Relationships

We have entered into certain marketing agreements intended to increase the awareness of our company and products in the market and increase future revenues. The marketing programs may not be successful nor generate the level of interest we expect and we may not be able to realize revenues from these programs.

Risks Associated With Our Industry

Intense Competition In The Market For Healthcare Information Systems And Services Could Prevent Us From Increasing Or Sustaining Revenues And Prevent Us From Achieving Or Sustaining Profitability

Our competitors vary in size, geographic coverage and scope of products and services offered. The market demand for certain products varies across geographic territories. Our principal competitors include practice management systems and clinical software companies. Industry competitors include organizations such as Sage Software Healthcare Solutions/Medical Manager, Per-Se/Medisoft, Misys Physician  Systems, QSI/NextGen and GE Centricity/Millbrook. Additionally, within each local market there are several smaller competitors who have developed technologically advanced niche products offered with varying feature sets and at various price points. Finally, with the integration of clinical information systems into practice management systems, several well-funded pharmaceutical, medical supply and biotech companies have entered the practice management systems market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies and regulations and changes in customer requirements than we can. Specifically, some of our competitors are able to deliver totally integrated practice management tools including full featured electronic medical record systems. In addition, as the market for our products develops, additional competitors may enter the market and competition may intensify, requiring us to lower the prices of our products and services. In addition to these factors, our current financial condition and SEC reporting and disclosure requirements may be used against us by our competitors.

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

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with certain of these requirements and we are required to comply with additional requirements in 2007. We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations and will likely require a significant financial investment.

Item 7. Financial Statements

The Company’s Consolidated Financial Statements are located on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VantageMed Corporation
Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of VantageMed Corporation (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of VantageMed Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VantageMed Corporation as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has signed a definitive agreement to be acquired by Nightingale Informatix Corporation, pending approval by a majority of the Company’s stockholders. These financial statements do not include any adjustments that might result from that transaction. The Company has sustained recurring losses from operations and had a working capital deficit and stockholders deficit of $3.6 million and $3.5 million, respectively as of December 31, 2006. If the agreement is not approved, the previously mentioned factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Farber Hass Hurley & McEwen LLP
Granada Hills, California
March 23, 2007

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005
Revenues:
Software and systems	$1,984	$3,126
Customer support	5,552	8,104
Electronic services	3,424	4,065
Total revenues	10,960	15,295
Cost of revenues:
Software and systems	411	1,138
Customer support(1)	2,897	5,894
Electronic services(2)	2,029	2,706
Total cost of revenues	5,337	9,738
Total gross margin	5,623	5,557
Operating expenses:
Selling, general and administrative(3)	4,627	7,082
Product development(4)	1,585	2,184
Depreciation and amortization	145	243
Stock-based compensation	391	334
Restructuring and impairment	13	(13)
Total operating expenses	6,761	9,830
Loss from operations	(1,138)	(4,273)
Other income (expense):
Gain on sale of Hawaii operation	235	—
Interest income	38	60
Interest expense and other, net	(118)	(67)
Total other income (expense)	155	(7)
Net loss	$(983)	$(4,280)
Basic and diluted net loss per share	$(0.07)	$(0.31)
Weighted-average shares—basic and diluted	14,869	13,951

(1)          Excludes stock-based compensation of $50,000 and $60,000 for the years ended December 31, 2006 and 2005, respectively.

(2)          Excludes stock-based compensation of $7,000 the year ended December 31, 2006.

(3)          Excludes stock-based compensation of $281,000 and $256,000 for the years ended December 31, 2006 and 2005, respectively.

(4)          Excludes stock-based compensation of $53,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively.

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$820	$636
Accounts receivable, net of allowance of $173 and $352, respectively	741	1,213
Inventories, net of reserve of $76 and $103, respectively	13	62
Prepaid expenses and other	213	263
Total current assets	1,787	2,174
Property and equipment, net	90	213
Intangibles, net	—	377
Total assets	$1,877	$2,764
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$114	$140
Accounts payable	766	1,543
Accrued liabilities	1,182	1,128
Customer deposits and deferred revenue	3,283	3,299
Total current liabilities	5,345	6,110
Long-term portion of restructuring reserve, net of current portion	—	22
Long-term debt, net of current portion	32	42
Total liabilities	5,377	6,174
Commitments and contingencies (Notes 6 and 12)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding 2006 and 2005	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 15,358,745 shares issued and outstanding as of December 31, 2006; 20,000,000 shares authorized; 14,239,178 shares issued and outstanding as of December 31, 2005	15	14
Additional paid-in capital	78,643	77,751
Accumulated deficit	(82,158)	(81,175)
Total stockholders’ deficit	(3,500)	(3,410)
Total liabilities and stockholders’ deficit	$1,877	$2,764

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2004	8,279,323	$8	$72,625	$(76,895)	$(4,262)
Sale of stock and warrants (Note 7)	5,376,344	5	4,571	—	4,576
Shares issued in exchange for options exercised	583,511	1	221	—	222
Stock-based compensation expense	—	—	334	—	334
Net loss	—	—	—	(4,280)	(4,280)
Balance, December 31, 2005	14,239,178	$14	$77,751	$(81,175)	$(3,410)
Sale of stock and warrants (Note 7)	1,111,112	1	499	—	500
Shares issued in exchange for options exercised	8,455	—	2	—	2
Stock-based compensation expense	—	—	391	—	391
Net loss	—	—	—	(983)	(983)
Balance, December 31, 2006	15,358,745	$15	$78,643	$(82,158)	$(3,500)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

VANTAGEMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(983)	$(4,280)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale or disposal of assets	(235)	—
Depreciation and amortization	145	242
Bad debt expense	—	246
Stock-based compensation	391	334
Changes in assets and liabilities:
Accounts receivable	331	302
Inventories	33	54
Prepaid expenses and other	205	336
Accounts payable and accrued liabilities	(745)	(1,225)
Customer deposits and deferred revenue	156	(620)
Net cash used for operating activities	(702)	(4,611)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(49)
Purchase of investments	—	(4,000)
Proceeds from maturities of investments	—	4,000
Cash proceeds from sale of Hawaii operation	605	—
Net cash provided by (used for) investing activities	576	(49)
Cash flows from financing activities:
Payments on debt	(192)	(448)
Proceeds from sale of stock and warrants, net	500	4,576
Proceeds from stock option exercises	2	222
Net cash provided by (used for) financing activities	310	4,350
Net decrease in cash and cash equivalents	184	(310)
Cash and cash equivalents, beginning of year	636	946
Cash and cash equivalents, end of year	$820	$636
Supplemental cash flow information:
Cash payments for interest	$11	$17
Acquisition of property and equipment under capital lease arrangements	$—	$58

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

VANTAGEMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

VantageMed Corporation was incorporated in California on June 1, 1995, and on April 9, 1997, we reincorporated in Delaware. We are a diversified healthcare information systems supplier headquartered in Rancho Cordova, California, with support personnel and sales representatives in various locations throughout the United States. We develop, sell, install and support software products and services that assist physicians, anesthesiologists, behavioral health professionals, and other healthcare providers in the operation of their practices and organizations. These providers use our core software products including RidgeMark, Northern Health Anesthesia, Helper and ChartKeeper as well as our SecureConnect electronic transaction services. We have developed a customer base of approximately 18,000 physicians, anesthesiologists and behavioral health providers nationwide through both acquisitions and internal growth.

On February 16, 2007, we signed a definitive agreement to be acquired by Nightingale Informatix Corporation (Nightingale) (TSX-V: NGH) of Ontario, Canada. The acquisition, expected to close in the second quarter of 2007, is conditioned upon a majority vote of the common stockholders and other customary conditions. The definitive agreement with Nightingale calls for our stockholders to receive a fixed cash price of $0.75 per share. We have filed materials related to the proposed merger with the Securities and Exchange Commission and mailed the definitive proxy statement for our special stockholders meeting scheduled to take place on April 18, 2007.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we are planning to become a fully owned subsidiary of Nightingale during 2007. None of the adjustments that will be made as a part of that transaction are recorded in these financial statements. In addition, we have experienced recurring losses from operations since our inception. These losses have resulted in negative operating cash flows and negative working capital. At December 31, 2006 we had cash and cash equivalents totaling $820,000, negative working capital of $3.6 million and a stockholders’ deficit of $3.5 million. These factors, among others, raise substantial doubt as to our ability to continue as a going concern if our planned merger with Nightingale does not close as expected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are also subject to a number of additional risks, including, but not limited to uncertainties in the healthcare industry, our ability to continue to develop necessary complementary technologies including clinically focused software such as an Electronic Medical Records (EMR) product as well as market acceptance of our existing products.

In order for us to achieve positive operating cash flow, working capital or profitability we may need to make changes to our cost structure and operating plan that may include additional financing. These changes also involve significant risks and uncertainties including our ability to execute these strategies in an effective and timely manner and our ability to obtain financing on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressure may be limited. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Throughout 2003 and 2004 we announced support discontinuance, or sunset, programs to hundreds of customers using our legacy technology systems. Our focus during this time and throughout 2005 was on migrating these legacy technology customers to our RidgeMark product line while maintaining the revenues from our other core product lines, Helper, Northern Health and ChartKeeper. Since this migration process was completed, we have experienced a significant decrease in RidgeMark order activity. In 2005 and 2006 we invested resources in acquiring new customers to supplement this decrease in activity but we were not successful in this pursuit due to a number of reasons including the market’s demand for integrated billing/PMS and clinical/EMR software. Due to our need to balance costs and cash against this opportunity, we reduced our spending on this process and in 2006 we focused our operations on customer satisfaction of our RidgeMark customer base, market position of Helper and growth of our Northern Health market niche.

Considering our current sales forecast, cash management practices, projected operating expenses as well as a number of structural and other alternatives described above, we believe that our cash and investments will be sufficient to meet our cash flow needs through at least December 2007. There can be no assurance that our plans will succeed.

Significant Accounting Policies

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

Multiple element arrangements generally include (i) a proprietary software license, (ii) third-party software, hardware, and implementation, and (iii) training and other specified services. The fee for multiple element arrangements is allocated to the various elements based on vendor specific objective evidence (VSOE) of fair market value established by the price of the elements sold separately or renewal rates if an element is not being sold separately. The residual method is used when VSOE exists for the undelivered elements, primarily post-contract support and training. Also, to the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements. We generally collect a deposit upon contract execution of at least 50% before proceeding to fulfill the contract. Revenue is recognized when all of the criteria of SOP 97-2 are met. Deposits received in advance of revenue recognition are recorded as customer deposits and included in current liabilities.

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

Accounts Receivable

Accounts receivable are recorded upon shipment of products or completion of services to the customer and are generally due upon receipt of invoice. Trade receivables are not collateralized and interest is not accrued on past due accounts.

Allowance for doubtful accounts

We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review we consider the age of the receivable balance, the reason for the delinquency, our historical experience, and the credit-worthiness of the customer. We consider a number of matters when granting credit to customers including our prior experience with them, their current cash resources, and ability to obtain lease financing, if applicable.

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

Based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business model. We did not record an impairment to finite-lived intangibles or long-lived assets during 2005 or 2006.

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We classify marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on securities sold are based on the specific identification method. We had no short or long term investments at December 31, 2006 or 2005.

Concentration of credit risk

As of December 31, 2006 and 2005, we had cash deposits at financial institutions exceeding federally insured limits totaling $784,083 and $512,822, respectively.

Concentration of credit risk with respect to trade receivables has decreased as we continue to diversify our customer base. We routinely assess the financial strength of our customers. At December 31, 2006, we had one customer whose balance approximated 6.0% of gross accounts receivable. No other customer exceeded 3.0% of gross accounts receivable at December 31, 2006. At December 31, 2005, no customer exceeded 3.0% of gross accounts receivable.

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

Legal Costs

Legal costs we incur in the normal course of business, as well as those incurred for special projects including private placements of our stock and the proposed merger with Nightingale, are expensed as incurred. Estimated future attorney fees are not accrued. Costs associated with loss contingencies are accrued when a liability is probable and the costs are reasonably estimable.

Warranty Costs

We provide a limited 60-day warranty on proprietary software and services delivered. No warranty is provided on third-party software or hardware. We do not record a liability for warranty costs as we do not have a history of material warranty claims.

Income taxes

We use the asset and liability method of accounting for income taxes under which deferred income taxes are provided based upon the applicable enacted tax laws and rates. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. This determination is based upon our limited operating history, history of losses and the possibility that we may never achieve profitability. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $51 million and $10 million, respectively. The potential tax benefits were fully reserved and therefore are not recorded on the balance sheet as an asset.

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

	December 31,
	2006	2005
Stock options	2,214	1,692
Warrants to purchase common stock	4,575	2,702

Stock-based compensation

We account for stock options using a fair value method, as allowed under SFAS No. 123R, as amended. We have elected to use the prospective method of transition, resulting in the recognition of stock-based compensation expense of $391,000 and $334,000 in the years ended December 31, 2006 and 2005, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
Dividend yield	0%	0%
Risk-free interest rate	3.3%	3.3%
Stock price volatility	179%	201%
Expected life	3.5 years	3.5 years

NOTE 2—RESTRUCTURING ACTIVITIES

Our restructuring reserve included costs related to two leased facilities in Boulder, Colorado that were vacated in 2002. In the second quarter of 2004, we signed an agreement to terminate and buyout the lease for one of the two facilities. In connection with the signing of this agreement, we recognized a benefit of $147,000 representing the difference between the payments that will be made under the revised arrangement and the amounts previously reserved for through our restructuring reserve. The termination agreement required us to pay approximately $22,000 upon signing and to make monthly payments of approximately $4,000 through July 2006. The balance of the restructuring reserve covers lease payments that we expect to make on the second facility which expires in June 2007. The components of our restructuring provision and activity in the reserve for 2006 and 2005 are as follows (in thousands):

Leased Facilities
December 31, 2004 balance	$244
2005 restructuring benefit	(13)
Cash payments	(147)
December 31, 2005 balance	84
2006 restructuring expense	13
Cash payments	(74)
December 31, 2006 balance	$23

NOTE 3—SALE OF HAWAII OPERATION

On February 9, 2006, we completed the sale of our Hawaii operation to TeamPraxis. We received $605,000 of cash in connection with the sale including $25,000 associated with ongoing service and transaction fees that were earned and recognized as revenues in the first quarter of 2006. We recognized a gain of $235,000 in the first quarter of 2006 in connection with this transaction.

The Hawaii operation assets sold included software, certain customer contracts, accounts receivable and other assets as outlined in the Asset Purchase Agreement. The deferred revenue liability associated with amounts invoiced for software maintenance prior to the effective date of the transaction was also sold to TeamPraxis. Medical billing service customers were given a choice to continue with TeamPraxis or to accept our notice of termination effective February 28, 2006. Post termination billing and collection services under these terminated contracts are being provided by TeamPraxis under our direction. Contractual rights and responsibilities transferred to TeamPraxis were made effective for services delivered effective February 9, 2006.

Our Hawaii operation had 27 local employees and while it generated approximately $2.8 million of revenues in 2005 revenues, it was not profitable. The following results of operations for the Hawaii operations are included in the accompanying financial statements (in thousands):

	Year Ended December 31,
	2006	2005
Revenues	$250	$2,794
Costs of Sale	213	2,122
Gross Margin	37	672
Direct and Allocated Operating Costs and Expenses	183	1,267
Net Loss	$(146)	$(595)

Following are the major classes of assets and liabilities that were sold in the February 2006 transaction and the balances as of February 9, 2006 (in thousands):

Accounts Receivable, net	$141
Inventories, net	16
Fixed Assets, net	9
Intangible Assets, net	376
Total Assets	542
Deferred Revenues	197
Total Liabilities	$197

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

In the fourth quarter of 2005 we performed our impairment review of goodwill required by SFAS 142 and determined that the value of the intangible assets associated with our legacy billing service product based in the State of Hawaii was appropriate given the sale of our Hawaii based operations in February 2006 (see Note 3). As such, no impairment amount was recorded. Throughout 2005 we wrote off the value of intangible assets as the sunset process associated with each of the legacy technology products was completed. There was no impact to our statement of operations as the net book value of these assets was zero. We wrote off the balance of the intangible assets and goodwill in connection with the sale of our Hawaii based operations in the first quarter of 2006

To determine the amount of the impairment charge and implied fair value of goodwill in each year, we performed an allocation of the estimated fair value of each reporting unit to the identifiable tangible and intangible assets and non-goodwill intangible assets and liabilities.

Components of intangible assets were as follows (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired software	$984	$(984)
Customer lists	750	(731)
Other	60	(60)
	$1,794	$(1,775)
Intangible assets not subject to amortization:
Goodwill	$358

Amortization of intangible assets was approximately $1,000 and $15,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5—BALANCE SHEET COMPONENTS

Property and equipment net, consisted of the following (in thousands):

	December 31,
	2006	2005
Office and computer equipment	$1,652	$2,036
Furniture and fixtures	138	140
Vehicles	—	18
Leasehold improvements	91	94
	1,881	2,288
Less: accumulated amortization and depreciation	(1,791)	(2,075)
	$90	$213

Depreciation expense was approximately $144,000 and $227,000 for the years ended December 31, 2006 and 2005, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued payroll and related expenses	$313	$292
State and Local taxes payable	354	294
Restructuring, current portion (see Note 2)	23	62
Accrued purchases	56	178
Accrued legal matters	98	82
Other	338	220
	$1,182	$1,128

In February 2006, we entered into an arrangement with a vendor that provides for the deferral of certain payable balances in exchange for our agreement to use their services on a semi-exclusive basis. We began to pay down the balance in October 2006 and expect to take a total of approximately 30 months to repay the amount. At December 31, 2006, the deferred balance of $167,000 is included in other accrued liabilities. Under certain circumstances, including a change in ownership, this deferred payable balance may become immediately due and payable.

NOTE 6—DEBT AND LEASE OBLIGATIONS

At December 31, 2006, we had $104,000 in debt primarily issued in connection with our acquisitions as well as in connection with our financing of certain annual insurance premiums. Interest rates on these notes range from 7.0% to 10.0%. In addition, we lease certain computers and office equipment under lease agreements accounted for as capital leases. At December 31, 2006, we had $42,000 in capital leases that mature from February 2010 to July 2010. At December 31, 2005, we had $130,000 in assumed debt or promissory notes primarily issued in connection with acquisitions and $52,000 in capital leases.

We lease space at our principal executive and corporate headquarters and at several locations throughout the United States, with lease terms expiring at various dates through 2011. We have subleased some space in our facility in Boulder, Colorado.

Future minimum payments under all debt and lease obligations at December 31, 2006 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2007	$104	$16	$258
2008	—	15	179
2009	—	15	98
2010	—	5	79
2011	—	—	13
Total minimum payments	104	51	$627
Less: interest on capital lease obligations at rates of 10.77% to 11.8%	—	(9)
Less: current maturities	(104)	(10)
Long-term portion	$—	$32

The future minimum operating lease payments above have been reduced for estimated income from sublease arrangements of $46,000 in 2007.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 5,000,000 shares of non-cumulative preferred stock with a par value of $0.001 per share, of which no shares are issued or outstanding at December 31, 2006 or 2005. Each share has the same voting rights as the number of shares of common stock to which it would be converted.

Private Placements of Stock and Issuance of Warrants

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team combining for the purchase of 3 percent. After legal expenses, the net proceeds were approximately $492,000. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. The fair value of these warrants was estimated to be $342,000 million using a Black-Scholes option pricing model and was recorded to additional paid in capital upon issuance. The warrants were immediately exercisable and expire on June 15, 2011. We plan to use these funds for working capital purposes and for consideration of broader strategic opportunities, including the proposed merger with Nightingale (see Note 12). This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described below. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Institutional investors purchased 90 percent of the shares, with members of our management team and a member of our Board of Directors combining for the purchase of 10 percent. After legal expenses and broker commission, the net proceeds were approximately $4.6 million. The investors in the transaction also received warrants to purchase an additional 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase 1,165,498 shares of common stock priced at $1.43 per share. Our broker also received warrants to purchase an additional 242,603 shares of our common stock at $1.21 per share and 244,755 shares of our common stock at $1.43 per share as part of their fee arrangement. The fair value of these warrants was estimated to be $2.1 million using a Black-Scholes option pricing model and was recorded to additional paid in capital upon issuance. The warrants were immediately exercisable and expire on March 15, 2010. We used these funds for working capital purposes including investments in sales and marketing for our RidgeMark product which have not resulted in increased sales.

In June 2003, we issued warrants to purchase 100,000 shares of our common stock in connection with a consulting arrangement. The fair value of the warrants was estimated to be $33,000 using a Black-Scholes option pricing model and was amortized to expense over the three-year term of the arrangement that ended in June 2006.

Stock Option Plans

Under the Stock Option/Stock Issuance Plan (1998 Plan) the Board of Directors is authorized to grant options to purchase our common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. The 1998 Plan is divided into two programs: the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of shares or as a bonus for services rendered to us. The stock options generally vest 25% in the first year and ratably over the following three-year period and expire ten years from the date of grant. At December 31, 2006, there were approximately 1,028,683 shares available for issuance under the 1998 Plan. The number of shares reserved for issuance under the 1998 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the proceeding December 31.

A summary of stock option activity and related information is as follows (in thousands except per share amounts):

	Year Ended December 31,
	2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of period	1,692	$0.79	2,002	$0.67
Granted	887	0.52	842	0.98
Exercised	(8)	0.21	(583)	0.39
Cancelled	(357)	0.69	(569)	1.05
Balance, end of period	2,214	$0.70	1,692	$0.79

The following table summarizes information about our outstanding stock options at December 31, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	# Options Outstanding	Wtd. Avg. Contractual Life Remaining (Years)	Wtd. Avg. Exercise Price	Vested	Wtd. Avg. Exercise Price
$0.12 - $0.35	215	6.17	$0.27	213	$0.27
$0.36 - $0.54	546	9.06	0.45	99	0.43
$0.55 - $0.75	530	8.71	0.61	135	0.60
$0.76 - $1.00	501	7.96	0.84	310	0.84
$1.01 - $9.60	422	7.92	$1.19	216	1.31
Total	2,214	8.23	$0.70	973	$0.75

The weighted-average grant date fair value of options granted was $0.49 and $0.92 per option during 2006 and 2005, respectively.

NOTE 8—401K SAVINGS PLAN

We maintain a 401(k) Savings Plan (the Plan) under which employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. All employees are eligible to participate in the Plan upon performing 90 consecutive days of service. Employee contributions are 100% vested at all times. We may make discretionary contributions to the Plan, which vest annually over a four-year period. We made no discretionary contributions to the Plan in 2006 or 2005.

NOTE 9—INCOME TAXES

No provision for income taxes was recorded in 2006 or 2005 since we generated both book and tax losses. Our provision for (benefit from) income taxes in 2006 and 2005 consisted of (in thousands):

	December 31,
	2006	2005
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—
Deferred:
Federal	$(42)	$(1,643)
State	(58)	(137)
Total deferred	(100)	(1,780)
Change in valuation allowance	100	1,780
Net income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $51 million and $10 million, respectively, which expire through 2026. The extent to which these loss carryforwards can be used to offset future taxable income may be limited. The components of our deferred income taxes were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$17,953	$17,726
Accruals and reserves not currently deductible	1,584	1,716
	19,537	19,442
Deferred tax liabilities:
Depreciation	(143)	(148)
Net deferred tax asset before allowance	19,394	19,294
Valuation allowance	(19,394)	(19,294)
Net deferred tax asset	$—	$—

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

	Year Ended December 31,
	2006	2005
Expected tax benefit	$(334)	$(1,455)
Decrease in income taxes resulting from:
State income benefit	(251)	(477)
Increase in deferred tax asset valuation allowance	1,715	3,253
Nondeductible expenses	(1,130)	(1,321)
Net income tax provision	$—	$—

NOTE 10—LITIGATION AND CONTINGENCIES

In June 2005, a former employee filed a complaint against us alleging discrimination based on age and gender in connection with his February 2005 termination. Although we did not agree that we acted in a discriminatory manner, our insurer agreed to settle this claim for a total payment of $24,500 plus $9,500 in legal fees which was accrued for in September 2005 and paid in December 2005.

In February 2005, a former customer filed a complaint in state court in New York against us alleging that we breached a contract with, and certain warranties to, the customer by failing to deliver certain direct payer transaction software and failing to provide software that was HIPAA compliant. The customer seeks damages of $192,896.00. In March 2005, we removed the case to the United States District Court for the Western District of New York. We believe the allegations to be without merit and are actively defending the claims. We have answered the complaint denying the claims and asserting certain affirmative defenses. We have moved for summary judgment in our favor against all of plaintiff’s claims. This motion is pending before the Court.

In January 2006, a customer filed suit in state court in Nevada alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The customer sought $236,049 in damages. The case was removed to Federal court in Nevada and upon motion by us, transferred to the Federal district court in Sacramento. We have answered the complaint and filed a counterclaim for recovery of the value of uncompensated services we provided. The matter was settled in November 2006 and in connection with the settlement, we agreed to pay $55,000 to this customer over a twelve month period. This settlement amount was accrued at December 31, 2006.

We are party to various legal actions arising in the normal course of business. Matters where an unfavorable outcome is probable and which can be reasonably estimated are accrued. Such accruals were $98,000 and $82,000 at December 31, 2006 and December 31, 2005, respectively, and are based on information known about the matters, our estimates of the outcomes of such matters, and our experience contesting, litigating and settling similar matters. This amount is included in accrued liabilities in the accompanying condensed consolidated balance sheet. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, operations, or liquidity after consideration of recorded accruals.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on margin level before many of the selling general and administrative and other operating costs and by segment we do not currently manage costs below gross margin. Additionally, we do not track long-lived assets by segment and therefore asset disclosures are not relevant and are not presented. Our reportable segments offer different products and services, which are sold and serviced by the same selling and support personnel. The accompanying statements of operations disclose the financial information for these reportable segments for 2006 and 2005.

NOTE 12—SUBSEQUENT EVENTS

On February 16, 2007, we signed a definitive agreement to be acquired by Nightingale Informatix Corporation (Nightingale) (TSX-V: NGH) of Ontario, Canada. The acquisition, expected to close in the second quarter of 2007, is conditioned upon a majority vote of the common stockholders and other customary conditions. The definitive agreement with Nightingale calls for our stockholders to receive a fixed cash price of $0.75 per share. We have filed materials related to the proposed merger with the Securities and Exchange Commission and mailed the definitive proxy statement for the special stockholders meeting scheduled to take place on April 18, 2007.

NOTE 13—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Fiscal Year
2006:
Total Revenues	$2,925	$2,556	$2,614	$2,865	$10,960
Gross margin	1,312	1,269	1,369	1,673	5,623
Net income (loss)	(390)	(506)	(232)	145	(983)
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.02)	$0.01	$(0.07)
2005:
Total Revenues	$4,354	$3,861	$3,616	$3,464	$15,295
Gross margin	1,514	1,160	1,406	1,477	5,557
Net income (loss)	(1,248)	(1,667)	(1,062)	(303)	(4,280)
Basic and diluted net income (loss) per share	$(0.13)	$(0.12)	$(0.08)	$(0.02)	$(0.31)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls and Procedures

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors and their ages as of February 28, 2007, are as follows:

Name	Age	Position
Steven Curd	47	Director and Chief Executive Officer
David Philipp	44	Director
Steven E. Simpson	47	Director
David Zabrowski	43	Director
Liesel Loesch	37	Chief Financial Officer
Richard Altinger	42	Executive Vice President—Marketing and Business Development
Mark Cameron	51	Chief Operating Officer

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

David M. Philipp was appointed to our Board of Directors on May 13, 2002. Mr. Philipp has more than 18 years of financial management experience in several industries, including technology, financial services and retail. He is currently Chief Financial Officer for Mother Lode Holding Company, a real estate information and mortgage services company with national holdings in title insurance agency, title insurance underwriting, real estate exchange compliance, and post-close mortgage processing. Prior to joining Mother Lode, Mr. Philipp provided financial management and investment banking services to emerging technology companies and was the Chief Financial Officer of a supply-chain technology company from 1999 to 2001. From 1992 to 1999, Mr. Philipp served as Executive Vice President, CFO and Secretary of First Financial Bancorp (FLLC), a publicly held bank holding company headquartered in Central California. He has been a member of the Board of Directors of First Financial Bancorp since 1999 and serves on its Audit Committee and Compensation Committee. Mr. Philipp holds a Bachelor of Science degree in Business Administration from California State University, Sacramento. Mr. Philipp is Chairman of our Audit Committee and is a member of our Compensation Committee.

Steven E. Simpson was appointed to our Board of Directors on October 8, 2002. Mr. Simpson has more than 18 years of experience in the health care industry, including significant experience in the areas of health care technology and electronic data interchange. Since August 2002, Mr. Simpson has served as the President and Chief Executive Officer of Spheris (previously Total eMed Corporation). Prior to joining

Spheris, Mr. Simpson served as Executive Vice President of Sales and Product Management for WebMD Corporation from April 2001 to August 2002 and as Transaction Services Division President from May 2000 to April 2001. Mr. Simpson served as Chief Operating Officer of Quintiles ENVOY Corporation from July 1999 to May 2000, Chief Sales Marketing Officer from May 1999 to July 1999 and as Senior Vice President Sales and Marketing of Envoy Corporation from November 1998 to May 1999. Prior to joining Envoy, Mr. Simpson served as President and Chief Executive Officer of Health Stat LLC, an occupational health company. Mr. Simpson holds a Bachelor of Arts degree from Mercer University. Mr. Simpson is a member of our Audit Committee.

Dave Zabrowski was appointed to our Board of Directors on June 18, 2002. Mr. Zabrowski’s 20 year career in technology spans diverse experiences covering sales, marketing, R&D, and operations. Since August of 2002, he has served as President and Chief Executive Officer of Neterion (formally S2io, Inc.), a Silicon Valley based company focused on bringing high speed networking technology to computer and storage applications. Mr. Zabrowski spent the previous 16 years with Hewlett Packard where he was a key leader and contributor in businesses ranging from semiconductors to PCs to computer servers, most recently as Vice President and General Manager of Hewlett-Packard’s North American Business PC organization. Mr. Zabrowski holds a Bachelor of Science degree in Electrical Engineering from Purdue University and an MBA from UCLA. Mr. Zabrowski is a member of our Audit and Compensation Committees.

Liesel Loesch has been with VantageMed since January 2003 and has managed the accounting, compliance and financial operations of the Company since that time. Prior to VantageMed, Ms. Loesch was the Controller for Silicon Image, Inc. She is a CPA, previously served as an Audit Manager for PricewaterhouseCoopers LLP and graduated with a Bachelor of Science in Business Administration from California State University, Hayward.

Richard Altinger became our Vice President of Marketing and Business Development in February 2003 and was promoted to Executive Vice President in October 2006. Prior to joining VantageMed, Mr. Altinger served as Vice President of Business Development for AdvancedMD (formerly, PerfectPractice.MD) from August 2001 to February 2003 and from December 1998 to July 2000 he served as Vice President of Business Development at Emdeon (formerly WebMD Corporation). Mr. Altinger’s WebMD experience also included directing WebMD’s account management, systems integration and customer support departments from May 1996 to November 1998. Mr. Altinger holds a Bachelor of Science in mechanical engineering and an M.S. in engineering management from Stanford University.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that with exception to a Form 4 for Mark Cameron due on June 16, 2006, all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

Item 10. Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the fiscal year ended December 31, 2006, for each of the Named Executive Officers:

Summary Compensation Table

Name and Principal Positions	Year	Salary		Bonus	Options Awards(1)	All Other Compensation		Total
Steven Curd	2006	$200,000		$13,230	$22,994	$0		$236,224
Chief Executive Officer and Director
Liesel Loesch	2006	$135,000	(2)	$11,576	$8,490	$0		$155,066
Chief Financial Officer
Philip D. Ranger	2006	$53,000		$—	$—	$41,000	(3)	$94,000
former Chief Financial Officer
Rick Altinger	2006	$160,000		$11,576	$1,769	$0		$173,345
EVP Marketing and Business Development
Mark Cameron	2006	$160,000		$41,576	$3,538	$0		$205,114
Chief Operating Officer

(1)          Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R for awards granted in the year ended December 31, 2006. See Note 1 to the Consolidated Financial Statements.

(2)          Ms. Loesch became our Chief Financial Officer in April 2006. On an annual basis, her salary for 2006 would have been $160,000.

(3)          Mr. Ranger became our Chief Financial Officer in May 2003 and in April 2006 he left the Company. In 2006, Mr. Ranger received severance pay equal to $27,000 and vacation pay out of approximately $14,000.

Executive Employment Agreements and Incentive Plans

We have entered into employment agreements with our current executive officers, Messrs. Curd, Altinger and Cameron and Ms. Loesch that became effective upon their employment in their capacities as officers of VantageMed. A summary of each of these agreements, including amendments to the agreements, if any, follows. The annual base salary for each executive is subject to adjustment based on various factors including, but not limited to, each employee’s performance as well as VantageMed’s financial performance. Salary adjustments are at the sole discretion of the Board.

Steven Curd.   In November 2004, we entered into an agreement with Mr. Curd that provided for an initial base salary of $200,000 and pursuant to which we agreed to provide 12 months salary and severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason. Pursuant to an amendment to this agreement dated May 2006, we agreed to vest all unvested options upon a change of control or upon other events as defined in that agreement.

Richard Altinger.   In February 2003, we entered into an agreement with Mr. Altinger that provided for an initial base salary of $160,000 and pursuant to which we agreed to provide nine-months severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason. In August 2006, the term of this agreement was extended to February 2009.

Mark Cameron.   In September 2005, we entered into an agreement with Mr. Cameron that provided for an initial base salary of $160,000 and pursuant to which we agreed to provide nine-months severance benefits if, within the initial three year term of the agreement (or any renewal term), his employment is terminated without cause or he resigns for good reason. Mr. Cameron is eligible to receive an annual performance-based cash bonus ranging from $50,000 to $150,000, based on performance, including VantageMed’s financial performance and at the discretion of the Chief Executive Officer.

Liesel Loesch.   In April 2006, we entered into an agreement with Ms. Loesch that provided for an initial base salary of $140,000 and subsequent increases to $150,000 effective September 1, 2006 and to $160,000 effective December 1, 2006, and pursuant to which, we agreed to provide nine-months severance benefits if, within the initial three year term of the agreement (or any renewal term), her employment is terminated without cause or she resigns for good reason.

Executive EBITDA Bonus Plan.   In May 2004, the Board of Directors established an Executive EBTIDA Bonus Plan that provided for cash bonus payments to each member of the executive management team, currently including Messrs. Curd, Altinger and Cameron and Ms. Loesch. The Plan establishes a bonus level for each executive officer based on the achievement of revenue and EBITDA targets defined by the Board. The Plan provides for a range of individual bonus payments from a flat amount of $7,500 each for Messrs. Altinger and Cameron and Ms. Loesch and $10,000 for Mr. Curd at a breakeven EBITDA level to 5.75% of EBITDA each for Messrs. Altinger and Cameron and Ms. Loesch and 6.5% of EBTIDA for Mr. Curd for achieving EBITDA ranging from 10% to 15% of revenues. The Plan does not provide for an increase in the bonus percentage beyond the 15% EBITDA level. Bonuses are calculated and paid quarterly and are limited to 50% of the eligible bonus amount in each quarterly period that the revenue target is not met.

Option Acceleration.   Pursuant to the terms of the Company’s 1998 Stock Option Plan, all outstanding options granted pursuant to this plan will immediately vest prior to the effective date of a change in control unless the options are assumed by the surviving company or the acquiring company substitutes substantially equivalent options or replaces the options with a cash incentive program.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options for each named executive officer outstanding as of December 31, 2006.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date
Steve Curd	11/8/2004	211,125	194,235	$0.85	11/8/2014
Chief Executive Officer	5/9/2006	—	325,000	$0.45	5/9/2016
Liesel Loesch	1/2/2003	29,375	625	$0.20	1/2/2013
Chief Financial Officer	2/22/2005	2,290	2,710	$1.06	2/22/2015
	4/25/2006	—	75,000	$0.60	4/25/2016
	5/9/2006	—	20,000	$0.45	5/9/2016
Rick Altinger	2/25/2003	95,830	4,170	$0.35	2/25/2013
EVP Marketing and Business Development	2/22/2005	34,370	40,630	$1.06	2/22/2015
	5/9/2006	—	25,000	$0.45	5/9/2016
Mark Cameron	2/8/2005	80,200	94,800	$1.06	2/22/2015
Chief Operating Officer	9/1/2005	31,249	68,751	$0.67	9/1/2015
	5/9/2006	—	50,000	$0.45	5/9/2016

(1)          Represents shares issuable upon the exercise of stock options awarded under our 1998 Stock Option Plan. Option shares vest 25% on the one year anniversary of the Vesting Commencement Date and monthly thereafter for an additional 36 months. All shares are immediately exercisable under certain conditions subject to the right of repurchase by VantageMed. Such repurchase right expires in accordance with the vesting schedule outlined.

Director Compensation

The following table sets forth, for each director who is not a named executive officer that served on our Board during 2006, information concerning compensation earned for services in all capacities during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
David Philipp	$—	$10,613	$—	$10,613
Steve Simpson	$—	$7,075	$—	$7,075
Dave Zabrowski	$—	$7,705	$—	$7,705

(1)          Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R for awards granted in the year ended December 31, 2006. Each option has a 10 year term, was granted on May 9, 2006 and is exercisable at $0.45 per share. Each option vested immediately as to 50% of the shares and the balance of the shares vest over 12 months. See Note 1 to the Consolidated Financial Statements.

Our directors do not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the board of directors or serving on committees of the board of directors.  On an annual basis, stock options are granted to each independent member of our board of directors at the discretion of the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 28, 2007, except as noted in the footnotes below, by:

•       all persons who are beneficial owners of 5% or more of our common stock;

•       each of our directors and director-nominees;

•       our Chief Executive Officer and the three other most highly compensated executive officers (the Named Executive Officers); and

•       all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned and the percentage of shares beneficially owned are based on 15,358,745 shares of our common stock outstanding as of February 28, 2007.

Name and Address(1)	Number of Shares	Percent Beneficially Owned(2)
Austin W. Marxe and David M. Greenhouse(3)	4,618,254	27.6%
527 Madison Avenue, Suite 2600 New York, NY 10022
S Squared Technology, LLC(4)	2,309,125	14.6%
515 Madison Avenue, Suite 4200 New York, NY 10022
Bruce Galloway(5)	2,527,896	15.6%
c/o Strategic Turnaround Equity Partners, LP 720 Fifth Avenue New York, NY 10019
Gary Herman(6)	2,011,111	12.4%
c/o Strategic Turnaround Equity Partners, LP 720 Fifth Avenue New York, NY 10019
Strategic Turnaround Equity Partners LP (Cayman)(7)	1,969,111	12.2%
c/o Strategic Turnaround Equity Partners, LP 720 Fifth Avenue New York, NY 10019
Trinad Advisors, LLC	865,300	5.6%
c/o Strategic Turnaround Equity Partners, LP 720 Fifth Avenue New York, NY 10019
Steven Curd(8)	646,848	4.1%
Rick Altinger(9)	334,568	2.2%
Mark Cameron(10)	200,568	1.3%
David Philipp(11)	195,721	1.3%
Steven E. Simpson(12)	99,166	*
David Zabrowski(12)	99,166	*
Liesel Loesch(13)	51,458	*
Philip D. Ranger(14)	10,753	*
Executive officers and directors as a group (7 persons)	1,627,585	9.9%

*                    Less than 1%

(1)          Except as otherwise noted, the address of each person listed on the table is c/o VantageMed Corporation, 11060 White Rock Road, Suite 210, Rancho Cordova, California 95670. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

(2)          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 2007 (without taking into account acceleration of options in connection with the proposed merger), are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3)          Includes 1,392,448 shares underlying warrants issued to Special Situations Private Equity Fund, L.P. MG Advisors, L.L.C. is the general partner of and investment advisor to the Special Situations Private Equity Fund, L.P. Austin W. Marxe, and David M. Greenhouse are the principal owners of MG. Through their control of MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio of securities of the Special Situations Private Equity Fund, L.P.

(4)          Includes 1,258,065 shares of our common stock and warrants to purchase an additional 543,053 shares of our common stock held by Leaf Investment Partners, L.P. as well as 354,839 shares of our common stock and warrants to purchase an additional 153,168 shares of our common stock held by Leaf Offshore Investment Fund, Ltd. S Squared Capital, LLC is the general partner for Leaf Investment Partners, L.P., and S Squared Technology Partners, L.P. is the investment manager for Leaf Offshore Investment Fund, Ltd.

(5)          Includes 1,160,791 shares held by and 808,320 shares underlying warrants issued to Strategic Turnaround Equity Partners LP (Cayman) (“STEP”). Galloway Capital Management, LLC is the general partner and investment advisor to STEP. Bruce Galloway and Gary Herman are managing members of Galloway Capital Management, LLC and through their control over Galloway Capital Management, LLC they share voting and investment control of the portfolio of securities of STEP. Also includes 1,050 shares held by Mr. Galloway’s children for whom Mr. Galloway has the power to vote and dispose.

(6)          Includes 1,160,791 shares held by and 808,320 shares underlying warrants issued to STEP. Galloway Capital Management, LLC is the general partner and investment advisor to STEP. Bruce Galloway and Gary Herman are managing members of Galloway Capital Management, LLC and through their control over Galloway Capital Management, LLC they share voting and investment control of the portfolio of securities of STEP. Also includes 26,000 shares held by FBR, Inc. for which Mr. Herman is the sole owner and serves as an officer and has the power to vote and dispose.

(7)          Includes 808,320 shares underlying warrants issued to STEP. Galloway Capital Management, LLC is the general partner and investment advisor to STEP. Bruce Galloway and Gary Herman are managing members of Galloway Capital Management, LLC and through their control over Galloway Capital Management, LLC they share voting and investment control of the portfolio of securities of STEP.

(8)          Includes (i) 244,905 shares underlying options granted to Mr. Curd, which are exercisable within 60 days of February 28, 2007, and (ii) 137,778 shares underlying warrants issued to Mr. Curd.

(9)          Includes (i) 140,626 shares underlying options granted to Mr. Altinger, which are exercisable within 60 days of February 28, 2007; (ii) 46,415 shares underlying warrants issued to Altinger Family, LLC for whom Mr. Altinger is a control person; and (iii) 137,527 shares held by the Altinger Family, LLC.

(10) Includes (i) 134,373 shares underlying options granted to Mr. Cameron, which are exercisable within 60 days of February 28, 2007, and (ii) 28,283 shares underlying warrants issued to Mr. Cameron.

(11) Includes (i) 118,750 shares underlying options granted to Mr. Philipp, which are exercisable within 60 days of February 28, 2007, and (ii) 23,208 shares underlying warrants issued to Mr. Philipp. An additional 1,250 shares underlying options will be exercisable by Mr. Philipp immediately prior to the merger.

(12) Includes 99,166 shares each underlying options granted to Mr. Simpson and Mr. Zabrowski, which are exercisable within 60 days of February 28, 2007. An additional 834 shares underlying options will be exercisable by each of Messrs. Simpson and Zabrowski immediately prior to the merger.

(13) Includes 51,548 shares underlying options granted to Ms. Loesch, which are exercisable within 60 days of February 28, 2007.

(14) Mr. Ranger was our Chief Financial Officer from May 20, 2003 until April 25, 2006 when he resigned.

Item 12. Certain Relationships and Related Transactions

In March 2005, we completed a $5.0 million private placement of 5,376,344 shares of common stock priced at $0.93 per share. Special Situations Fund, the lead investor, and S Squared Technology purchased 90 percent of the shares, with members of our management team, including named executive officers Steven Curd, Richard Altinger, Mark Cameron and Philip D. Ranger, and director David Philipp, purchasing an aggregate of 8 percent of the shares. The investors in the transaction also received warrants to purchase an aggregate of 1,155,247 shares of common stock priced at $1.21 per share, and warrants to purchase an aggregate of 1,165,498 shares of common stock priced at $1.43 per share.

In June 2006, we completed a $500,000 private placement of 1,111,112 shares of common stock priced at $0.45 per share. Institutional investors purchased 97 percent of the shares, with members of our management team, including named executive officers Steven Curd and Mark Cameron, combining for the purchase of 3 percent. The investors in the transaction received warrants to purchase an additional 1,111,112 shares of common stock priced at $0.55 per share, and an additional 555,556 shares of common stock priced at $0.90 per share. After legal expenses, the net proceeds were approximately $492,000. This issuance triggered an adjustment to the purchase price and number of warrants that were issued in the March 2005 transaction described above. The information in this document has been updated to reflect the adjusted strike price and number of warrants following this adjustment.

Item 13. Exhibits

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

10.10*	Employment Agreement dated September 1, 2005, between Vantagemed Corporation and Mark Cameron (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on September 8, 2005).
10.11*	Purchase Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on March 18, 2005).
10.12*	Registration Rights Agreement dated March 15, 2005 between VantageMed Corporation and Investors (previously filed as Exhibit 10.2 to the Form 8-K filed by VantageMed Corporation on March 18, 2005).
10.13*	Form of VantageMed Corporation Series A Warrant dated March 15, 2005 to Investors (previously filed as Exhibit 10.3 to the Form 8-K filed by VantageMed Corporation on March 18, 2005).
10.14*	Form of VantageMed Corporation Series B Warrant dated March 15, 2005 to Investors (previously filed as Exhibit 10.4 to the Form 8-K filed by VantageMed Corporation on March 18, 2005).
10.15*	Purchase Agreement dated June 9, 2006 between VantageMed Corporation and Investors (previously filed as Exhibit 10.1 to the Form 8-K filed by VantageMed Corporation on June 16, 2006).
10.16*	Registration Rights Agreement dated June 9, 2006 between VantageMed Corporation and Investors (previously filed as Exhibit 10.2 to the Form 8-K filed by VantageMed Corporation on June 16, 2006).
10.17*	Form of VantageMed Corporation Series C Warrant dated June 9, 2006 to Investors (previously filed as Exhibit 10.3 to the Form 8-K filed by VantageMed Corporation on June 16, 2006).
10.18*	Form of VantageMed Corporation Series D Warrant dated June 9, 2006 to Investors (previously filed as Exhibit 10.4 to the Form 8-K filed by VantageMed Corporation on June 16, 2006).

10.19*

Agreement and Plan of Merger, dated as of February 16, 2007 by and among Nightingale Informatix Corporation, a corporation existing under the laws of the Province of Ontario, Viper Acquisition Corporation, a Delaware corporation, and VantageMed Corporation, a Delaware corporation (previously filed as Exhibit 2.1 to the Form 8-K filed by VantageMed Corporation on February 20, 2007).

10.20*

Form of Voting Agreement, dated February 16, 2007, by and among Nightingale Informatix Corporation, a corporation existing under the laws of the Province of Ontario, and the following persons: Steven Curd, Mark Cameron, Rick Altinger, Altinger Family LLC, David Philipp and Liesel Loesch (previously filed as Exhibit 99.1 to the Form 8-K filed by VantageMed Corporation on February 20, 2007).

10.21*

Form of Voting Agreement, dated February 16, 2007, by and among Nightingale Informatix Corporation, a corporation existing under the laws of the Province of Ontario, and the following entities: Special Situations Private Equity Fund, LP, Leaf Investment Partners, LP, Leaf Offshore Investment Fund, LP and Quadramed Corporation (previously filed as Exhibit 99.2 to the Form 8-K filed by VantageMed Corporation on February 20, 2007).

10.22	Form of Amendment to Series A, B, C and D Warrants dated February 16, 2007
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.4	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated April 2, 2007. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated April 2, 2007. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed

Item 14. Principal Accountant Fees and Services

Fees related to all professional services rendered by Farber Hass Hurley & McEwen LLP for the fiscal years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Audit fees(1)	$73,000	$74,000
Audit related fees(2)	—	—
Tax fees(3)	—	—
Total fees	$73,000	$74,000

(1)          Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2)          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “audit fees”. This category primarily includes fees related to the audit of our employee benefit plan.

(3)          Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The Audit Committee has reviewed the services provided Farber Hass Hurley & McEwen LLP and the related fees and has determined that the non-audit services provided were compatible with maintaining the independent accountant’s independence. During 2006, 100% of audit and audit-related fees were approved by the Audit Committee prior to services being rendered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rancho Cordova, State of California, on the 2nd day of April 2007.

VANTAGEMED CORPORATION

By:	/s/ LIESEL LOESCH
Liesel Loesch
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVE CURD	President and Chief Executive Officer	April 2, 2007
Steve Curd	(Principal Executive Officer)

/s/ DAVID PHILIPP	Director	April 2, 2007
David Philipp

/s/ STEVE SIMPSON	Director	April 2, 2007
Steve Simpson

/s/ DAVE ZABROWSKI	Director	April 2, 2007
Dave Zabrowski